Form 10-K/A
period 1994-12-31
PICTURETEL CORP
filed 1995-04-27
CIK 755095

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                            ------------------------
(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                      OR
[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-9434

                            PICTURETEL CORPORATION
            (Exact name of Registrant as specified in its Charter)

            DELAWARE                                     04-2835972
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

         222 ROSEWOOD DRIVE
            DANVERS, MA                                     01923
 (Address of Principal Executive Offices)                 (Zip Code)

                REGISTRANT'S TELEPHONE NUMBER:  (508) 762-5000

                           ------------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 Common Stock
                               (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.  Yes X  No   .
                                              ---   ---

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form
10-K.  [  ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 16, 1995 was $482,609,666. On such date, the average of the high and low price of the Common Stock was $31.13 per share. The Registrant had 15,503,041 shares of Common Stock outstanding as of March 16, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None for this amendment.

===============================================================================

                                   PART III


Item 10:  Directors and Executive Officer of the Registrant
          -------------------------------------------------

DIRECTORS

        Dr. Norman E. Gaut, 57, became President and Chief Executive Officer of the Company in January, 1986. Dr. Gaut was elected Chairman of the Board on April 9, 1987. Dr. Gaut has been a Director of the Company since September, 1984.

        Robert T. Knight, 57, was elected a Director in December, 1992 and is a member of the Compensation Committee. Mr. Knight was elected Chairman of Digital Sound Corporation, a voice processing company, in December, 1994. Previously, Mr. Knight was President and Chief Executive Officer of Digital Sound Corporation. Prior to 1991, Mr. Knight was a corporate vice president of Xerox Corporation. Mr. Knight is also a Director of Blue Cross of California, a medical insurance company.

        Vinod Khosla, 40, was elected a Director in January, 1990, and is a member of the Audit Committee. Mr. Khosla has been a general partner of Kleiner, Perkins, Caufield & Byers, a venture capital partnership, since March, 1986. Mr. Khosla was the Chief Executive of Sun Microsystems Inc. from 1982 to 1984. Mr. Khosla is also a Director of Spectrum HoloByte, Inc., a home entertainment company specializing in virtual reality and simulation, The 3DO Company, which develops and licenses technology for the home interactive multimedia platform, and NexGen Microsystems, which makes highly integrated, high performance Intel compatible microprocessors. Mr. Khosla is also a Director of several other private companies.

        David B. Levi, 62, has been a Director of the Company since September, 1986 and is a member of the Audit Committee. Since July, 1991, Mr. Levi has been President of Natural Microsystems Corporation, a manufacturer of voice processing systems. Mr. Levi is also a Director of Natural Microsystems Corporation.

        James R. Swartz, 52, was elected a Director in December, 1988 and is a member of the Compensation Committee. Mr. Swartz is a founder and has been a general partner of Accel Partners, a venture capital limited partnership, since 1983. Mr. Swartz is also a Director of Remedy Corporation, a client server application software company.

        None of the Directors are related to any other Director or to any executive officer of the Company by marriage, adoption, or blood (except relationships, if any, more remote than first cousins).

        All directors hold office until the 1995 Annual Meeting of Stockholders of the Company and until their Successors are elected and qualified.

EXECUTIVE OFFICERS

        Norman E. Gaut.  See "Directors" above.

        Les B. Strauss, 51, joined the Company in March, 1990 as Vice President, Chief Financial Officer and Secretary. In March, 1994, Mr. Strauss was also elected Treasurer of the Corporation. Mr. Strauss held similar positions at Camex Inc., a desk top publishing company, from 1987 to 1990.

        Ian S. Bell, 61, joined the Company in June, 1994 as Vice President of Operations. Prior to joining PictureTel, Mr. Bell held the position of Vice President of Operations for Sun MicroSystems for a period of eight years. Mr. Bell was responsible for the global expansion of Sun Microsystems Manufacturing and Distribution Operations, starting with the development of their East Coast operations in Boston, then onto Europe and finishing in the Far East. Mr. Bell previously held similar positions for ten years with Digital Equipment Corporation.

        Lawrence M. Bornstein, 52, joined the Company in January, 1994 as Vice President of Human Resources. Prior to joining PictureTel, Mr. Bornstein served as an executive recruiter for Heiderick and Struggles, an executive search firm from June, 1993 to January, 1994. Mr. Bornstein also served as a Human Resources Officer for Computer Vision from October, 1985 to April, 1993, and previously held like positions with Fidelity and Digital Equipment Corporation.

        Stephen J. Crummey, 50, joined the Company in November, 1994 as Vice President of Worldwide Sales. Prior to joining PictureTel, Mr. Crummey was President & CEO of International Interactive Media from March, 1994 to October, 1994. Mr. Crummey provided consulting services during the period September, 1993 to March, 1994. From March, 1992 to August, 1993, Mr. Crummey held a position of Vice President of Worldwide Sales at Avid Technology. Previously, Mr. Crummey held several key sales positions at Lotus Development Corporation, including Senior Vice President of Worldwide Sales and Service and
International Business Group.

        David W. Grainger, 53, joined the Company in September, 1994 as Vice President, Worldwide Customer Services. Prior to joining PictureTel, Mr. Grainger held the position of Senior Vice President and Officer, Worldwide Customer Services for Xerox Corporation from September, 1991 to September, 1994. Mr. Grainger previously held a number of positions of increasing responsibility in domestic and international operations for Digital Equipment Corporation from 1969 to September, 1991.

        Domenic J. LaCava, 54, joined the Company in December, 1993 as Vice President, Personal Systems Division. Prior to joining PictureTel, Mr. LaCava held the position of President of the PowerOpen Association, an organization delivering a standards-based environment built on the PowerPC architecture, from January, 1993 to October, 1993. From May, 1977 to July, 1992, Mr. LaCava was with Digital Corporation, where his last assignment was as Vice President of Digital's Unix-based Software and Systems. During Mr. LaCava's 15 year career at Digital, he also held the position of Vice President of the low-end business which focused on the desktop and deskside systems.

        Joan M. Nevins, 42, joined the Company in October, 1986 as Vice President - Finance and Administration. In March, 1994, Ms. Nevins accepted a new position as Vice President of Marketing.

        Khoa D. Nguyen, 41, joined the Company in January, 1993 as Vice President of Engineering. He was named Chief Technical Officer in January, 1994 and, in addition, became the General Manager heading up the Group Systems Division in March, 1994. Prior to joining PictureTel, Mr. Nguyen was Vice President, Engineering of VideoTelecom, a manufacturer of multi-media conferencing systems, from August, 1991 through December, 1992. From January, 1975 until July, 1991, Mr. Nguyen was with IBM, where, from January, 1990 until July, 1991, he had responsibility for management of IBM's future systems technology architecture group for RISC-based workstations. From May, 1987 to December, 1989 he served as an Area Manager of all graphics development with the Advanced Workstation Division.

        All of the Company's executive officers are full-time employees of the Company. Executive officers of the Company hold office for an indefinite term, subject to the discretion of the Board of Directors.

        None of the persons listed above is related to any other such person by marriage, adoption or blood (except relationships, if any, more remote than first cousins).

Item 11:  Executive Compensation
          ----------------------

Summary Compensation Table
- --------------------------

        The following table sets forth the cash compensation paid by the
Company in respect of the fiscal years 1992 - 1994, as well as certain other compensation paid, awarded or accrued for those years, to the Company's Chief
Executive Officer and to the four other most highly compensated Executive
Officers in 1994 (collectively the "Named Executive Officers").
                                                             Long-Term
           Annual Compensation                            Compensation Awards
           -------------------                   Other    --------------------
                                                 Annual     Restricted            All other
Name and                                         Compen-      Stock                Compen-
Principal                Salary     Bonus        sation      Award(s)    Options   sation
Position        Year      ($)        ($)          ($)          ($)      (Shares)    ($)
- ---------       ----     ------     -----        -------  ------------  --------  ----------
Dr. Norman
E. Gaut         1994    $235,000   $100,000        -0-                  100,000   $ 1,499(1)
Chairman,       1993     235,000        -0-        -0-                      -0-       275(1)
President       1992     210,000     60,000        -0-                  100,000       275(1)
and CEO

Les B.
Strauss         1994    $180,000   $ 80,000        -0-                   75,000    $ 1,499(1)
Vice            1993     170,000        -0-        -0-                      -0-        275(1)
President       1992     160,000     40,000        -0-                   25,000        275(1)
and Chief
Financial
Officer,
Treasurer

Dominic J.
LaCava          1994    $170,000   $ 85,000(2)     -0-                   50,000    $ 1,499(1)
Vice            1993(3     7,083        -0-        -0-                   50,000
President       1992(3)
Personal
Systems
Division

Khoa D.
Nguyen          1994    $180,000   $ 70,000        -0-                   40,000    $26,499(4)
Vice            1993     170,000     50,000(6)  $9,930(5)               110,000        275(1)
President       1992(7)
and Chief
Technical
Officer

Lawrence M.
Bornstein       1994    $145,000   $ 75,000(8)     -0-                   65,000    $ 1,499(1)
Vice            1993(9)
President       1992(9)
Human
Resources

- ---------------
(1)  Company contributions to 401(k) plan.
(2) Represents a sign-on bonus of $10,000 and $75,000 annual management incentive bonus award.
(3)  Mr. LaCava joined the Company in December, 1993.
(4)  Comprised of $25,000 of forgiven loan principal and Company
     401(k)contributions of $1,499.
(5)  Represents reimbursement of certain moving expenses paid by the Company.
(6)  Represents a sign-on bonus of $50,000.
(7)  Mr. Nguyen joined the Company in January, 1993.
(8) Represents a sign-on bonus of $5,000 and $70,000 annual management incentive bonus award.
(9)  Mr. Bornstein joined the Company in January, 1994.

                          OPTIONS/SAR GRANTS IN 1994

        The following table shows all grants of options to the Named Executive
Officers of PictureTel in 1994. Pursuant to the Securities and Exchange
Commission (the "SEC") rules, the table also shows the potential realized value of the options assuming PictureTel's stock price appreciates annually by 5% and 10% respectively from the date of grant until the end of the option term (10 years). These rates are mandated by the SEC rules and do not represent the Company's estimate or projection of the future Common Stock price. The Company does not agree that the value of an option can properly be determined by this method.

                                                                                Potential
                                                                               Realizable
                                                                                Value at
                               Percentage                                     Assumed Annual
                                of Total                                         Rates of
                                Options/                                        Stock Price
                                  SARS        Exercise                          Appreciation
                 Options/       Granted to       or                           for Option Term
                  SARS          Employees    Base Price      Expiration    ----------------------
Name            Granted(A)       in 1994     (per share)        Date         5%($)      10%($)
- ----            ----------      ----------   -----------     ----------    ----------  ----------
Norman E.
Gaut            100,000(1)         9.5%         $17.75        10/25/04      $1,116,300  $2,828,900

Les B.
Strauss          75,000(1)         7.1%         $17.75        10/25/04      $  837,225  $2,121,675

Dominic J.
LaCava           50,000(1)         4.8%         $17.75        10/25/04      $  558,150  $1,414,450

Khoa D.
Nguyen           40,000(1)         3.8%         $17.75        10/25/04      $  446,520  $1,131,560

Lawrence M.
Bornstein        25,000(1)         2.4%         $17.75        10/25/04      $  279,075  $  707,225
                 40,000(2)         3.8%         $17.00        01/13/04      $  427,640  $1,083,760

- -----------------
(1) Option granted on October 26, 1994, has a ten year term, and is exercisable commencing 12 months after the grant date, with 25% of the option shares covered thereby becoming exercisable at that time and with an additional 6.25% of the option shares becoming exercisable quarterly thereafter, with all options being fully exercisable on the fourth anniversary of the grant date.

(2) Option granted on January 14, 1994, has a ten year term, and is exercisable commencing 12 months after the grant date, with 25% of the option shares covered thereby becoming exercisable at that time and with an additional 6.25% of the option shares becoming exercisable quarterly thereafter, with all options being fully exercisable on the fourth anniversary of the grant date.

                      AGGREGATED OPTION/SAR EXERCISES IN 1994
                        AND 1994 YEAR-END OPTION/SAR VALUES


        The following table provides information as to options exercised by each of the Named Executive Officers of PictureTel during 1994 and the value of options held by such officers at year end 1994 measured in terms of the closing price of PictureTel's Common Stock on NASDAQ on December 31, 1994 ($24.00).
(No stock appreciation rights were granted by PictureTel in 1994 and none were outstanding at December 31, 1994.)

               Shares
              Acquired                                           Value of Unexercised In-
                 on                    Number of Unexercised      The-Money Options/SARS
                Exer-                 Options/SARS at 12/31/94     at 12/31/94 ($) (2)
                cise       Value      -------------------------  -------------------------
Name            (#)      Realized(1)  Exercisable Unexercisable  Exercisable Unexercisable
- ----          --------   -----------  ----------- -------------  ----------- -------------
Norman
E.Gaut          750        $16,313     278,499      156,250      $4,312,664     $884,375

Les B.
Strauss         -0-            -0-      78,908       99,175         994,048      573,344

Domenic J.
LaCava          -0-            -0-      12,500       87,500          75,000      537,500

Khoa D.
Nguyen          -0-            -0-      48,125      101,875         156,406      451,094

Lawrence W.
Bornstein       -0-            -0-         -0-       65,000             -0-      436,250

- -------------
(1) Amounts in this column reflect the market value of the shares at exercise date less the exercise price and may not represent amounts actually realized by the named individuals.

(2) Amounts in this column reflect the market value of the shares at December 31, 1994 less the exercise price. The actual value of unexercised options fluctuates with stock market activity.

EMPLOYMENT, SEVERANCE AND OTHER AGREEMENTS

        In early 1995, the Company amended the severance pay provisions contained in the executive officers' letters of employment or agreements to provide the following:

        In the event that Dr. Norman E. Gaut's employment is involuntarily terminated for any reason other than for cause, Dr. Gaut shall receive his then current base salary for a period of twenty-four (24) consecutive months following the date of such termination.

        In the event that Messrs. Strauss, LaCava, Nguyen, or Bornstein's employment is involuntarily terminated for any reason other than for cause, they shall receive their then current base salary for a period of twelve (12) consecutive months following the date of such termination

DIRECTORS COMPENSATION

        During fiscal 1994, each director who is not an officer, employee, or consultant to the Company or any subsidiary (an "Outside Director") received an annual retainer of $5,000 and $1,000 for each meeting of the Board of Directors that such Outside Director attended. Outside Directors also receive expense reimbursements for attending Board and Committee meetings. Directors who are officers or employees of the Company do not receive any additional compensation for their services as director.

        Outside Directors are also entitled to participate in the 1992 Non-Employee Directors' Stock Option Plan. The plan provides that each Outside Director and who had been a Director for more than two years on October 23, 1992 and each other Outside Director first elected a Director after October 23, 1992 ("Eligible Directors") shall automatically be granted an option to purchase 20,000 shares of Stock at an exercise price equal to the fair market value of the Stock on the respective effective date of the grant. James R. Swartz, Vinod Khosla, and David B. Levi were each granted an option for 20,000 shares on October 23, 1992 at an exercise price of $19.25. Robert T. Knight, upon his election to the board on December 16, 1992, was granted an option for 20,000 shares on December 16, 1992 at an exercise price of $22.50. Each option is exercisable in installments, 25% one year after the effective date of the grant and 6.25% at the end of each quarter thereafter so that the options are 100% exercisable four years following the effective date of grant. These options remain exercisable for a term of 10 years unless an Eligible Director ceases to be a director for any reason other than death or total and permanent disability, all options held by the Director that are not then exercisable shall terminate. Options that are exercisable on the date of such termination, shall continue to be exercisable until the earlier of (1) three months following such termination or (2) the date on which the option would have terminated had the director remained an Eligible Director.

Item 12:  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

                              SECURITY OWNERSHIP

        The following table sets forth certain information as of April 15, 1995 as to the security ownership of those persons owning of record or known to the
Company to be the beneficial owners of more than five percent of the outstanding Common Stock of the Company, each of the Company's directors and named executive officers and the Company's executive officers and directors as a group.
                                                  Shares of Common Stock
                                                -------------------------
                                                    Beneficially Owned
                                                -------------------------

Name and Address of Holder                        Number          Percent
- --------------------------                        ------          -------
Norman E. Gaut (1)                                330,682           2.1%
David B. Levi (2)                                  23,150             *
Robert T. Knight (3)                               12,750             *
Vinod Khosla (4)                                   42,985             *
James R. Swartz (5)                                52,861             *
Les B. Strauss (6)                                 86,913             *
Lawrence M. Bornstein (7)                          12,500             *
Dominic J. LaCava (8)                              15,625             *
Khoa D. Nguyen (9)                                 61,875             *

Kopp Investment Advisors, Inc. (11)             2,514,600          16.2%
6600 France Avenue South
Suite 672
Edina, MN  55435

The Capital Group, Inc. and                     1,443,000           9.3%
  Capital Guardian Trust Company (12)
333 South Hope Street
Los Angeles, CA  90071

Twentieth Century Companies, Inc. (13)            900,000           5.8%
4500 Main Street
P.O. Box 418210
Kansas City, MO  64141-9210

All Current Directors                             675,516           4.2%
and Officers as a
Group (consisting of
13 persons)(10)

- -------------------
*Less than one percent.

(1) Includes 297,249 options exercisable within 60 days owned by Dr. Gaut and 14,000 shares of Common Stock owned by a trust which Dr. Gaut may be deemed to beneficially own.

(2)  Includes 13,000 options exercisable within 60 days owned by Mr. Levi.

(3)  Includes 11,250 options exercisable within 60 days owned by Mr. Knight.


(4)  Includes 12,500 options exercisable within 60 days owned by Mr. Khosla.

(5)  Includes 12,500 options exercisable within 60 days owned by Mr. Swartz;

     and 3,660 shares held by the Swartz Family Partnership L.P. with respect to which Mr. Swartz is a general partner and 189 shares held by Hamilton Assets Limited of which Mr. Swartz controls 50%.

(6)  Includes 86,208 options exercisable within 60 days owned by Mr.
     Strauss.

(7)  Represents 12,500 options exercisable within 60 days owned by Mr.
     Bornstein.

(8)  Represents 15,625 options exercisable within 60 days owned by Mr.
     LaCava.

(9)  Represents 61,875 options exercisable within 60 days owned by Mr.
     Nguyen.

(10) Also included in the determination of beneficial ownership are any shares which may be acquired by a director or officer of the Company within sixty days through the exercise of any option. As of April 15, 1995, 554,932 shares of Common Stock may be acquired on exercise of options which are exercisable within sixty days.

(11) Kopp Investment Advisors holds 2,502,000 of these shares as investment advisor for its investment management clients; 2,500 are held indirectly as sole trustee of Kopp Investment Advisors, Inc. Profit Sharing Plan on behalf of their employees; and 10,000 shares are owned directly by LeRoy
     C. Kopp. This information is based, in part, on a Schedule 13G filed with the Commission on February 10, 1995.

(12) Certain operating subsidiaries of The Capital Group Companies, Inc. exercised investment discretion over various institutional accounts. Capital Guardian Trust Company, a bank, and one of such operating companies, exercised investment discretion over 983,000 of said shares. Capital Research and Management Company, a registered investment advisor, and Capital International Limited, another operating subsidiary, had investment discretion with respect to 450,000 and 10,000 shares, respectively, of the above shares. This information is based, in part, on a Schedule 13G filed with the Commission on February 8, 1995.

(13) Twentieth Century Companies, Inc., the parent holding company of Investors Research Corporation, a wholly-owned subsidiary, beneficially owns the 900,000 shares. Investors Research Corporation, manages pursuant to management agreements, the investments of five registered investment companies, Twentieth Century Investors, Inc., Twentieth Century World Investors, Inc., Twentieth Century Capital Portfolios, Inc., Twentieth Century Premium Reserves, Inc. and TCI Portfolios, Inc. Investors Research Corporation also manages the assets of institutional investor accounts. The 900,000 shares are owned by and held for such investment companies and separate institutional investor accounts. This information is based, in part, on a Schedule 13G filed with the Commission on February 10, 1995.

Item 13:  Certain Relationships and Related Transactions
          ----------------------------------------------

None.      See information under "Directors Compensation" under Item 11.

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.



April 27, 1995



                                       PICTURETEL CORPORATION



                                       By:  /s/  Les B. Strauss
                                           ------------------------------------
                                               Les B. Strauss,
                                               Vice President, Chief
                                               Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)