Form 10-Q
period 1995-04-01
PICTURETEL CORP
filed 1995-05-15
CIK 755095

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549


 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended    April 1, 1995
                                  -------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ___________  to__________


For the Quarter ended   April 1, 1995         Commission File Number 1-9434
                        -------------



                            PICTURETEL CORPORATION
            (Exact name of Registrant as specified in its charter)




              Delaware                                       04-2835972
  -------------------------------                        ------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

   222 Rosewood Drive, Danvers, MA .                           01923
- ----------------------------------------                     ---------
(Address of Principal Executive Offices)                     (Zip Code)

   Registrant's telephone number:                           508-762-5000
   -------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                              Yes  X           No
                                 -----            ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

As of May 5, 1995 there were issued and outstanding 15,720,838 shares of common stock of the registrant.

                             PICTURETEL CORPORATION
                          Consolidated Balance Sheets
                                    ($000's)
                                                       April 1,         December 31,
                                                        1995               1994
                                                      (Unaudited)        (Audited)
                                                      -----------       ------------
                                   ASSETS
Current Assets:
    Cash and cash equivalents......................   $25,044             $24,347
    Marketable securities..........................    52,970              50,354
    Accounts receivable less allowances
     of $1,694 and $1,785..........................    67,864              65,155
    Inventories (Note 2)...........................    34,872              31,679
    Deferred taxes, net............................     4,996               5,131
    Other current assets...........................     2,507               2,704
                                                     --------            --------
        Total current assets.......................   188,253             179,370
                                                     --------            --------
    Marketable securities..........................     2,531               3,226
    Deferred taxes, net............................     3,272               3,272
    Property and equipment, net....................    20,266              19,417
    Capitalized software costs, net (Note 3).......     4,132               4,163
    Other assets...................................     7,570               7,251
                                                     --------            --------
        Total assets...............................  $226,024            $216,699
                                                     ========            ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Short-term borrowings..........................    $8,514            $  6,969
    Accounts payable...............................    16,315              18,335
    Accrued compensation and benefits..............     6,671               6,357
    Accrued expenses...............................    14,867              10,677
    Income taxes...................................       164                 922
    Current portion of capital lease obligations...     3,049               3,483
    Deferred revenue...............................    14,868              13,705
                                                     --------            --------
        Total current liabilities..................    64,448              60,448

    Capital lease obligations......................     2,194               2,860
    Other long-term liabilities....................        78                 155

Stockholders' Equity:

Preference stock, $.01 par value; 15,000,000
    shares authorized; none issued.................         -                   -
Common stock, $.01 par value; 80,000,000 shares
    authorized; 15,552,602 and 15,358,900 shares
    issued and outstanding April 1, 1995
    and December 31, 1994, respectively............       155                 153
Additional paid-in capital.........................   148,928             146,153
Retained earnings..................................    10,884               7,796
Cumulative translation adjustment..................      (164)               (452)
Unrealized loss on marketable securities, net......      (499)               (414)
                                                     --------            --------
    Total stockholders' equity.....................   159,304             153,236
                                                     --------            --------
    Total liabilities and stockholders' equity.....  $226,024            $216,699
                                                     ========            ========




The accompanying notes are an integral part of the consolidated financial statements.


                             PICTURETEL CORPORATION
                Unaudited Consolidated Statements of Operations
                                    ($000's)

                                         Three Months Ended
                                         ------------------
                                       April 1,        April 2,
                                         1995            1994
                                       --------        --------
Revenues.............................   $74,156         $53,748

Cost of sales........................    36,358          27,270
                                        -------         -------
Gross margin.........................    37,798          26,478

Operating expenses:

  Selling, general
     and administrative..............    23,947          17,968

  Research and development...........    10,393           8,142
                                        -------         -------
  Total operating expenses...........    34,340          26,110
                                        -------         -------
Income from operations...............     3,458             368

Interest income, net.................       617             494

Other income (expense), net..........       275              82
                                        -------         -------

Income before taxes..................     4,350             944

Provision for income taxes...........     1,262             330
                                        -------         -------
Net income...........................    $3,088            $614
                                        =======         =======

Net income per share:
  Primary............................     $0.19           $0.04
                                        =======         =======

  Fully diluted......................     $0.18           $0.04
                                        =======         =======


Weighted average shares outstanding:
  Primary............................    16,601          15,615
                                        =======         =======

  Fully diluted......................    17,089          15,615
                                        =======         =======



       The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION
                Unaudited Consolidated Statements of Cash Flows
                                    ($000's)

                                                   Three Months Ended
                                                   -------------------
                                                   April 1,   April 2,
                                                     1995       1994
                                                   --------   --------
Cash flows from operating activities:
  Net income.....................................    $3,088     $  614
Adjustments to reconcile net income to net cash
 provided by (used in) operations:
  Depreciation and amortization..................     4,886      3,968
  Deferred taxes, net............................       -         (150)
  Gain on sales of assets........................       -          (88)
  (Gain) loss on foreign currency
    transactions, net............................      (269)        28
  Other non-cash items...........................       -           25
Changes in operating assets and liabilities:
  Accounts receivable............................    (1,511)    (1,437)
  Inventories....................................    (2,843)    (4,159)
  Other assets...................................      (130)    (1,124)
  Accounts payable...............................    (2,132)       469
  Accrued compensation and benefits and
   accrued expenses..............................     4,288        218
  Income taxes, net..............................      (803)    (1,357)
  Deferred revenue...............................     1,078        197
                                                    -------    -------
Net cash provided by (used in)
   operating activities..........................     5,652     (2,796)

Cash flows from investing activities:
  Purchase of marketable securities..............    (6,385)    (7,159)
  Proceeds from sale of marketable securities....     4,085     19,170
  Additions to property and equipment............    (4,007)    (3,478)
  Additions to capitalized software costs........      (882)      (864)
                                                    -------    -------
Net cash provided by (used in)
   investing activities..........................    (7,189)     7,669

Cash flows from financing activities:
  Change in short-term borrowings.................      993      1,593
  Proceeds from exercise of options
   and warrants..................................     2,777         66
  Principal payments under
   capital lease obligations....................     (1,100)    (1,303)
                                                    -------    -------
Net cash provided by financing activities........     2,670        356

Effect of exchange rate changes on cash..........      (436)      (588)
                                                    -------    -------
Net increase in cash and cash equivalents........       697      4,641

Cash and cash equivalents at
  beginning of period............................    24,347      6,921
                                                    -------    -------
Cash and cash equivalents at end of period.......   $25,044    $11,562
                                                    =======    =======

Interest paid....................................      $129       $217
                                                       ====       ====

Income taxes paid................................    $1,090     $1,920
                                                     ======     ======





       The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


           1.    Management's Representation
                 ---------------------------

               The information furnished has been prepared from the accounts without audit. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial statements. The financial disclosures herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


           2.    Inventories
                 -----------

                 Inventories consist of the following (in thousands):

                                                April 1,    December 31,
                                                  1995          1994
                                                --------    ------------
                 Purchased Parts                 $ 9,937      $ 7,208
                 Work in Process                   2,534        2,464
                 Finished Goods                   22,401       22,007
                                                 -------      -------
                                                 $34,872      $31,679
                                                 =======      =======

           3.    Capitalized Software Costs
                 --------------------------

                 Amortization of software costs totaled $913,000 and $1,020,000 for the quarters ended April 1, 1995 and April 2, 1994, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
- ---------------------

    THREE MONTHS ENDED APRIL 1, 1995 COMPARED TO THREE MONTHS ENDED
    APRIL 2, 1994

    REVENUES. The Company's revenues increased $20,408,000, or 38%, in the three-month period ended April 1, 1995 from the comparable period in 1994.
The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was partially offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, as well as a shift in distribution channel mix. Videoconferencing system sales accounted for approximately 84% of the Company's revenues for the three month period ended April 1, 1995 and for the comparable period in 1994. In addition, sales of bridge products accounted for approximately 6% of the Company's revenues for the three month period ended April 1, 1995 compared to approximately 7% for the comparable period in 1994. The balance of the revenues in 1995 and 1994 were primarily from maintenance services and the sales of stand-alone codecs and video modems.

    The Company's revenues from sales to foreign markets were approximately $31,507,000 in the three month period ended April 1, 1995 compared to approximately $22,232,000 in the comparable period in 1994 representing 42% and 41%, respectively, of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

    GROSS MARGIN. The Company's gross margin increased $11,320,000 or 43%, in the three month period ended April 1, 1995 from the comparable period in 1994. Gross margin as a percentage of revenues increased to 51% in the three month period ended April 1, 1995 from 49% in the comparable period in 1994. The increase in gross margin as a percentage of revenues was primarily the result of continued product material cost reductions and decreasing overhead costs offset by a higher percentage of revenues coming from the Company's lower-margin videoconferencing system products and an increased percentage of volume through indirect channels.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $5,979,000, or 33%, in the three month period ended
April 1, 1995 from the comparable period in 1994 and were 32% and 33%, respectively, of total revenues. The dollar increase in spending resulted primarily from the expansion of indirect distribution channels, worldwide marketing programs associated with new product launches, as well as increased commission expense. In addition, the Company has provided additional sales, general and administrative personnel in order to support the Company's overall growth.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased $2,251,000, or 28%, in the three month period ended April 1, 1995 from the comparable period in 1994 and were 14% and 15%, respectively, of revenues for the three month period ended April 1, 1995 and for the comparable period in 1994. Research and development expenditures, prior to the capitalization of software costs, were $11,275,000 in the three month period ended April 1, 1995 and $9,006,000 for the comparable period in 1994 or 15% and 17% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $882,000 in the three month period ended April 1, 1995 and $864,000 for the comparable period in 1994 representing 8% and 10% of research and development expenditures, respectively.

    NET INTEREST INCOME (EXPENSE).  Net interest income increased to
$617,000 in the three month period ended April 1, 1995 from $494,000 for the comparable period in 1994. The increase was primarily the result of higher interest earning portfolio balances as well as lower capital lease obligations throughout the three month period ended April 1, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



        OTHER INCOME (EXPENSE). Other income (expense) for the three month period ended April 1, 1995 consists primarily of net gains on foreign currency transactions. Other income (expense) for the three month period ended
April 2, 1994 consists primarily of realized gains from the sales of assets.

        INCOME TAXES. The Company's effective tax rate for the quarters ended April 1, 1995 and April 2, 1994 was 29% and 35%, respectively. The
Company's effective tax rate in 1995 is lower than the federal statutory rate primarily due to the combined effects of research and development credits, lower foreign tax rates and the utilization of foreign net operating loss tax credit carry forwards, offset by the effect of state income taxes.


Liquidity and Capital Resources
- -------------------------------

At April 1, 1995, the Company had $25,044,000 in cash and cash equivalents, $52,970,000 in short-term marketable securities and $2,531,000 in long-term marketable securities. During the three month period ended April 1, 1995 the Company generated $6,316,000 in net cash from operating activities. The primary use of cash during the three month period ended April 1, 1995 was to fund the growth in working capital items such as accounts receivable and inventories as well as additions to property and equipment of $4,007,000.

The Company has available for borrowing up to $12,000,000 under its revolving credit agreement and approximately $3,470,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At April 1, 1995 there was $7,946,000 outstanding under the revolving credit agreement and $568,000 outstanding under the foreign lines of credit. The Company had $5,243,000 outstanding and $4,331,000 available to be borrowed under various leasing lines at April 1, 1995.

The Company believes that funds from operations, equipment lease financings, borrowings under its various credit agreements and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's foreseeable operating and capital requirements.

                         Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K
- ------------------------------------------

(a)  Exhibits

     10.1 Amendment dated January 15, 1995 to the employment agreement between PictureTel Corporation and Norman E. Gaut dated July 29, 1988, previously filed as exhibit 10.12, (filed herewith).

     10.2 Agreement between PictureTel Corporation and Les Strauss as amended through January 15, 1995 (filed herewith).

     10.3 Agreement between PictureTel Corporation and Khoa Nguyen as amended through March 6, 1995 (filed herewith).

     10.4 Agreement between PictureTel Corporation and Domenic J. LaCava as amended through January 17, 1995 (filed herewith).

     10.5 Agreement between PictureTel Corporation and Lawrence Bornstein as amended through January 16, 1995 (filed herewith).




(b)  Reports on Form 8-K

     None

                                  SIGNATURE


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            PICTURETEL CORPORATION





                              /s/ Les B. Strauss
                              ------------------------------
                              Les B. Strauss
                              Vice President, Chief Financial Officer
                              (Principal Financial and Accounting Officer)
                              May 15, 1995