Form 10-Q
period 1995-07-01
PICTURETEL CORP
filed 1995-08-15
CIK 755095

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

For the quarterly period ended  JULY 1, 1995
                                ------------

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------   ------------



For the Quarter ended JULY 1, 1995         Commission File Number 1-9434
                      ------------



                             PICTURETEL CORPORATION
             (Exact name of Registrant as specified in its charter)


             Delaware                                    04-2835972
             --------                                    ----------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)

    222 Rosewood Drive, Danvers, MA                         01923
    -------------------------------                         -----
    (Address of Principal Executive Offices)          (Zip Code)

    Registrant's telephone number:                    508-762-5000
    ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                               Yes X     No
                                  ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

As of August 10, 1995 there were issued and outstanding 16,088,655 shares of common stock of the registrant.


                                     PICTURETEL CORPORATION
                                   Consolidated Balance Sheets
                                            ($000's)

                                                                 July 1,      December 31,
                                                                  1995           1994
                                                               -----------    -----------
                                   ASSETS
Current Assets:
    Cash and cash equivalents...............................      $ 40,521      $ 24,347
    Marketable securities...................................        32,514        50,354
    Accounts receivable less allowances of $2,636 and $1,785        76,342        65,155
    Inventories (Note 2)....................................        39,889        31,679
    Deferred taxes, net.....................................         5,079         5,131
    Other current assets....................................         9,095         2,704
                                                                  --------      --------
        Total current assets................................       203,440       179,370

    Marketable securities...................................        13,915         3,226
    Deferred taxes, net.....................................         3,272         3,272
    Property and equipment, net.............................        21,433        19,417
    Capitalized software costs, net (Note 3)................         4,005         4,163
    Other assets............................................         7,000         7,251
                                                                  --------      --------
        Total assets........................................      $253,065      $216,699
                                                                  ========      ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Short-term borrowings...................................      $  9,930      $  6,969
    Accounts payable........................................        22,658        18,335
    Accrued compensation and benefits.......................         8,810         6,357
    Accrued expenses........................................        20,951        10,677
    Income taxes............................................           287           922
    Current portion of capital lease obligations............         2,712         3,483
    Deferred revenue........................................        15,313        13,705
                                                                  --------      --------
        Total current liabilities...........................        80,661        60,448

    Capital lease obligations...............................         1,641         2,860
    Other long-term liabilities.............................             -           155

Stockholders' equity:

Preference stock, $.01 par value; 15,000,000 shares authorized;
    none issued.............................................             -             -
Common stock, $.01 par value; 80,000,000 shares authorized;
    15,952,986 and 15,358,900 shares issued and
    outstanding July 1, 1995 and December 31, 1994,
    respectively............................................           159           153
Additional paid-in capital..................................       156,315       146,153
Retained earnings...........................................        15,039         7,796
Cumulative translation adjustment...........................          (431)         (452)
Unrealized loss on marketable securities, net...............          (319)         (414)
                                                                  --------      --------
    Total stockholders' equity..............................       170,763       153,236

                                                                  --------      --------
    Total liabilities and stockholders' equity..............      $253,065      $216,699
                                                                  ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                   PICTURETEL CORPORATION
                                       Unaudited Consolidated Statements of Operations
                                                  ($000's except per share)

                                                           Three Months Ended                Six Months Ended
                                                           ------------------                ----------------
                                                          July 1,        July 2,         July 1,          July 2,
                                                           1995           1994            1995             1994
                                                         -------        -------        --------         --------
Revenues.......................................          $80,489        $64,011        $154,645         $117,759

Cost of sales..................................           39,450         32,576          75,808           59,846
                                                         -------        -------        --------         --------
Gross margin...................................           41,039         31,435          78,837           57,913

Operating expenses:

  Selling, general and administrative..........           24,500         21,451          48,447           39,419

  Research and development.....................           11,178          9,477          21,571           17,619
                                                         -------        -------        --------         --------
  Total operating expenses.....................           35,678         30,928          70,018           57,038
                                                         -------        -------        --------         --------
Income from operations.........................            5,361            507           8,819              875

Interest income, net...........................              700            334           1,317              828

Other income (expense), net....................             (209)            79              66              161
                                                         -------        -------        --------         --------
Income before taxes............................            5,852            920          10,202            1,864

Provision for income taxes.....................            1,697            322           2,959              652
                                                         -------        -------        --------         --------
Net income.....................................          $ 4,155        $   598        $  7,243         $  1,212
                                                         =======        =======        ========         ========

Net income per share:
  Primary......................................            $0.24          $0.04           $0.42            $0.08
                                                         =======        =======        ========         ========
  Fully diluted................................            $0.24          $0.04           $0.42            $0.08
                                                         =======        =======        ========         ========

Weighted average shares outstanding:
  Primary......................................           17,430         15,561          17,106           15,594
                                                         =======        =======        ========         ========
  Fully diluted................................           17,520         15,561          17,444           15,594
                                                         =======        =======        ========         ========





The accompanying notes are an integral part of the consolidated financial statements.

                                          PICTURETEL CORPORATION
                              Unaudited Consolidated Statements of Cash Flows
                                                 ($000's)

                                                                                        Six Months Ended

                                                                                       July 1,     July 2,
                                                                                        1995        1994
                                                                                      --------    --------
Cash flows from operating activities:
  Net income...............................................................           $  7,243    $  1,212
Adjustments to reconcile net income to net cash provided by
 (used in) operations:
  Depreciation and amortization............................................              9,345       8,265
  Deferred taxes, net......................................................               -              0
  Gain on sales of assets..................................................               -           (121)
  (Gain) loss on foreign currency transactions, net........................                (59)        (45)
  Other non-cash items.....................................................               -             30
Changes in operating assets and liabilities:
  Accounts receivable......................................................             (9,642)    (14,616)
  Inventories..............................................................             (7,773)     (3,652)
  Other assets.............................................................             (6,653)     (3,428)
  Accounts payable.........................................................              4,279       3,465
  Accrued compensation and benefits and
   accrued expenses........................................................             12,427       1,905
  Income taxes, net........................................................               (696)     (1,228)
  Deferred revenue.........................................................              1,523       1,912
                                                                                      --------    --------
Net cash provided by (used in) operating activities........................              9,994      (6,301)

Cash flows from investing activities:
  Purchase of marketable securities........................................            (24,839)     (9,450)
  Proceeds from sale of marketable securities..............................             31,373      22,724
  Additions to property and equipment......................................             (8,373)     (7,018)
  Additions to capitalized software costs..................................             (1,532)     (1,786)
                                                                                      --------    --------
Net cash provided by (used in) investing activities........................             (3,371)      4,470

Cash flows from financing activities:
  Change in short-term borrowings..........................................              2,223       2,488
  Proceeds from exercise of options and warrants...........................             10,169         248
  Principal payments under capital lease obligations.......................             (1,990)     (2,632)
                                                                                      --------    --------
Net cash provided by financing activities..................................             10,402         104

Effect of exchange rate changes on cash....................................               (851)     (1,304)
                                                                                      --------    --------
Net increase in cash and cash equivalents..................................             16,174      (3,031)

Cash and cash equivalents at beginning of period...........................             24,347       6,921
                                                                                      --------    --------
Cash and cash equivalents at end of period.................................           $ 40,521    $  3,890
                                                                                      ========    ========

Interest paid..............................................................           $    371    $    447
                                                                                      ========    ========

Income taxes paid..........................................................           $  2,249    $  1,898
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


2.       Inventories
         -----------


         Inventories consist of the following (in thousands):

                                             July 1,                 December 31,
                                              1995                      1994
                                              ----                      ----
             Purchased Parts                $ 9,166                   $ 7,208
            Work in Process                   2,712                     2,464
             Finished Goods                  28,011                    22,007
                                            -------                   -------
                                            $39,889                   $31,679


3.       Capitalized Software Costs
         --------------------------

         Amortization of software costs totaled $778,000 and $1,020,000 for the quarters ended July 1, 1995 and July 2, 1994, respectively, and $1,691,000 and $2,040,000 for the six months ended July 1, 1995 and July 2, 1994, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Results of Operations
- ---------------------

  THREE MONTHS ENDED JULY 1, 1995 COMPARED TO THREE MONTHS ENDED JULY 2, 1994

         REVENUES. The Company's revenues increased $16,478,000, or 26%, in the three-month period ended July 1, 1995 from the comparable period in 1994. The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was partially offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, as well as a shift in distribution channel mix. Videoconferencing system sales accounted for approximately 80% of the Company's revenues for the three month period ended July 1, 1995 and 87% for the comparable period in 1994. In addition, sales of bridge products accounted for approximately 7% of the Company's revenues for the three month period ended July 1, 1995 compared to approximately 5% for the comparable period in 1994. The balance of the revenues in 1995 and 1994 were primarily from maintenance services, licensing agreements and the sales of stand-alone codecs and video modems.

         The Company's revenues from sales to foreign markets were approximately $33,617,000 in the three month period ended July 1, 1995 compared to approximately $29,881,000 in the comparable period in 1994 representing 42% and 47%, respectively, of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

         GROSS MARGIN. The Company's gross margin increased $9,604,000 or 31%, in the three month period ended July 1, 1995 from the comparable period in 1994. Gross margin as a percentage of revenues increased to 51% in the three month period ended July 1, 1995 from 49% in the comparable period in 1994. The increase in gross margin as a percentage of revenues was primarily the result of activity under a recent licensing agreement as well as continued product material cost reductions and decreasing overhead costs, which is partially offset by a higher percentage of revenues coming from the Company's lower-margin videoconferencing system products and an increased percentage of volume through indirect channels.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $3,049,000, or 14%, in the three month period ended July 1, 1995 from the comparable period in 1994 and were 30% and 34%, respectively, of total revenues. The dollar increase in spending resulted primarily from the expansion of indirect distribution channels, worldwide marketing programs associated with new product launches, as well as increased commission expense. In addition, the Company has provided additional sales, general and administrative personnel in order to support the Company's overall growth.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $1,701,000 or 18%, in the three month period ended July 1, 1995 from the comparable period in 1994 and were 14% and 15%, respectively, of revenues for the three month period ended July 1, 1995 and for the comparable period in 1994. Research and development expenditures, prior to the capitalization of software costs, were $11,828,000 in the three month period ended July 1, 1995 and $10,244,000 for the comparable period in 1994 or 15% and 16% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $650,000 in the three month period ended July 1, 1995 and $767,000 for the comparable period in 1994 representing 5% and 7% of research and development expenditures, respectively.

         NET INTEREST INCOME (EXPENSE). Net interest income increased to $700,000 in the three month period ended July 1, 1995 from $334,000 for the comparable period in 1994. The increase was primarily the result of higher interest earning portfolio balances as well as lower capital lease obligations throughout the three month period ended July 1, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



         OTHER INCOME (EXPENSE). Other income (expense) for the three month period ended July 1, 1995 consists primarily of net losses on foreign currency transactions. Other income (expense) for the three month period ended July 2, 1994 consisted primarily of net gains on foreign currency transactions.

         INCOME TAXES. The Company's effective tax rate for the quarters ended July 1, 1995 and July 2, 1994 was 29% and 35%, respectively. The Company's effective tax rate in 1995 is lower than the federal statutory rate primarily due to the combined effects of research and development credits, lower foreign tax rates and the utilization of foreign net operating loss tax credit carry forwards, offset by the effect of state income taxes.


    SIX MONTHS ENDED JULY 1, 1995 COMPARED TO SIX MONTHS ENDED JULY 2, 1994

         REVENUES. The Company's revenues increased $36,886,000, or 31%, in the six-month period ended July 1, 1995 from the comparable period in 1994.
The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was partially offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, as well as a shift in distribution channel mix. Videoconferencing system sales accounted for approximately 82% of the Company's revenues for the six month period ended July 1, 1995 compared to approximately 85% for the comparable period in 1994. In addition, sales of bridge products accounted for approximately 7% of the Company's revenues for the six month period ended July 1, 1995 compared to approximately 6% for the comparable period in 1994. The balance of the revenues in 1995 and 1994 were primarily from maintenance services, licensing agreements and the sales of stand-alone codecs and video modems.

         The Company's revenues from sales to foreign markets were approximately $65,124,000 in the six month period ended July 1, 1995 compared to approximately $51,113,000 in the comparable period in 1994 representing 42% and 43%, respectively, of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

         GROSS MARGIN. The Company's gross margin increased $20,924,000 or 36%, in the six month period ended July 1, 1995 from the comparable period in 1994. Gross margin as a percentage of revenues increased to 51% in the six month period ended July 1, 1995 from 49% in the comparable period in 1994. The increase in gross margin as a percentage of revenues was primarily the result of activity under a recent licensing agreement as well as continued product material cost reductions and decreasing overhead costs, which is partially offset by a higher percentage of revenues coming from the Company's lower-margin videoconferencing system products and an increased percentage of volume through indirect channels.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $9,028,000, or 23%, in the six month period ended July 1, 1995 from the comparable period in 1994 and were 31% and 33%, respectively, of total revenues. The dollar increase in spending resulted primarily from the expansion of indirect distribution channels, worldwide marketing programs associated with new product launches, as well as increased commission expense. In addition, the Company has provided additional sales, general and administrative personnel in order to support the Company's overall growth.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $3,952,000, or 22%, in the six month period ended July 1, 1995 from the comparable period in 1994 and were 14% and 15%, respectively, of revenues for the six month period ended July 1, 1995 and for the comparable period in 1994. Research and development expenditures, prior to the capitalization of software costs, were $23,102,000 in the six month period ended July 1, 1995 and $19,251,000 for the comparable period in 1994 or 15% and 16% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $1,532,000 in the six month period ended July 1, 1995 and $1,631,000 for the comparable period in 1994 representing 7% and 8% of research and development expenditures, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------




         NET INTEREST INCOME (EXPENSE). Net interest income increased to $1,317,000 in the six month period ended July 1, 1995 from $828,000 for the comparable period in 1994. The increase was primarily the result of higher interest earning portfolio balances as well as lower capital lease obligations throughout the six month period ended July 1, 1995.

         OTHER INCOME (EXPENSE). Other income (expense) for the six month period ended July 1, 1995 consists primarily of net gains on foreign currency transactions. Other income (expense) for the six month period ended July 2, 1994 consists primarily of realized gains from the sales of assets.

         INCOME TAXES. The Company's effective tax rate for the six months ended July 1, 1995 and July 2, 1994 was 29% and 35%, respectively. The Company's effective tax rate in 1995 is lower than the federal statutory rate primarily due to the combined effects of research and development credits, lower foreign tax rates and the utilization of foreign net operating loss tax credit carry forwards, offset by the effect of state income taxes.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At July 1, 1995, the Company had $40,521,000 in cash and cash equivalents, $32,514,000 in short-term marketable securities and $13,915,000 in long-term marketable securities. During the six month period ended July 1, 1995 the Company generated $9,994,000 in net cash from operating activities and $10,169,000 from the exercise of options. The primary use of cash during the six month period ended July 1, 1995 was to fund the growth in working capital items such as accounts receivable and inventories, as well as additions to property and equipment of $8,373,000.

The Company has available for borrowing up to $12,000,000 under its revolving credit agreement and approximately $3,486,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At July 1, 1995 there was $9,422,000 outstanding under the revolving credit agreement and $508,000 outstanding under the foreign lines of credit. The Company had $4,353,000 outstanding and $4,331,000 available to be borrowed under various leasing lines at July 1, 1995.

The Company believes that funds from operations, equipment lease financings, borrowings under its various credit agreements and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's foreseeable operating and capital requirements.

                                   SIGNATURE
                                   ---------


         Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          PICTURETEL CORPORATION





                                  /s/ Les B. Strauss
                                  --------------------------------------------
                                  Les B. Strauss
                                  Vice President, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)
                                  August 15, 1995

                          Part II - Other Information





Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on June 29, 1995. The Stockholders of the Company elected members of the Board of Directors, approved an amendment to the PictureTel Equity Incentive Plan to increase the number of shares of common stock available for delivery under the Plan from 3,300,000 to 4,500,000 and to limit the number of options that may be granted to any participant in any fiscal year to 250,000 shares, and ratified the selection of Coopers & Lybrand L.L.P. as the Company's auditors for fiscal year 1995. The number of affirmative, negative, abstained votes and broker non-votes cast with respect to each of the matters voted on were as follows:


The tabulation of votes for the nominees for directors were as follows:

                                                       COMMON STOCK
                                                       ------------
                                           FOR                               WITHHELD
                                           ---                               --------
Norman E. Gaut                             13,586,072                        158,206
Robert T. Knight                           13,587,752                        156,526
Vinod Khosla                               13,587,725                        156,553
David Levi                                 13,588,258                        156,020
James R. Swartz                            13,586,090                        158,188


Other Matters Considered:


                                                   AFFIRMATIVE      NEGATIVE        ABSTAINED        BROKER
                                                      VOTES           VOTES          VOTES          NON-VOTES
Approval of the amendment to                        6,321,224       3,080,076        67,005          4,275,973
the PictureTel Equity Incentive Plan

Selection of Coopers & Lybrand L.L.P.              13,607,252          95,788        41,238              -----
as auditors



Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)      Exhibits

         Exhibit 10.1 PictureTel Equity Incentive Plan as amended through June 29, 1995 (filed herewith).


(b)      Reports on Form 8-K

         None.