Form 10-Q
period 1995-09-30
PICTURETEL CORP
filed 1995-11-14
CIK 755095

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended    SEPTEMBER 30, 1995
                               ---------------------

                                          OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from            to
                              -----------    ----------


For the Quarter ended  SEPTEMBER 30, 1995       Commission File Number 1-9434


                             PICTURETEL CORPORATION
             (Exact name of Registrant as specified in its charter)


           Delaware                                           04-2835972
           --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

222 Rosewood Drive, Danvers, MA                                01923
---------------------------------                               -----
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number:                              508-762-5000
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

As of November 9, 1995 there were issued and outstanding 16,251,055 shares of common stock of the registrant.

                             PICTURETEL CORPORATION
                          Consolidated Balance Sheets
                                    ($000's)

                                                   September 30,  December 31,
                                                       1995          1994
                                                   -------------  ------------

    ASSETS

Current Assets:
    Cash and cash equivalents......................   $41,667      $ 24,347
    Marketable securities..........................    24,018        50,354
    Accounts receivable less allowance for
      doubtful accounts of $1,804 and $1,785.......    93,838        65,155
    Inventories (Note 2)...........................    42,627        31,679
    Deferred taxes, net............................     4,956         5,131
    Other current assets...........................     9,347         2,704
                                                     --------      --------
        Total current assets.......................   216,453       179,370

    Marketable securities..........................    20,746         3,226
    Deferred taxes, net............................     3,272         3,272
    Property and equipment, net....................    21,688        19,417
    Capitalized software costs, net (Note 3).......     4,288         4,163
    Other assets...................................     6,082         7,251
                                                     --------      --------
        Total assets...............................  $272,529      $216,699
                                                     ========      ========


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings..........................   $11,369      $  6,969
    Accounts payable...............................    24,489        18,335
    Accrued compensation and benefits..............    15,041         6,357
    Accrued expenses...............................    17,042        10,677
    Income taxes...................................         -           922
    Current portion of capital lease obligations...     2,420         3,483
    Deferred revenue...............................    16,873        13,705
                                                     --------      --------
        Total current liabilities..................    87,234        60,448

    Capital lease obligations......................     1,079         2,860
    Other long-term liabilities....................         -           155

Stockholders' equity (Note 4):

Preference stock, $.01 par value; 15,000,000
    shares authorized; none issued.................         -             -
Common stock, $.01 par value; 80,000,000 shares
    authorized; 32,309,588 and 30,717,800 shares
    issued and outstanding September 30, 1995 and
    December 31, 1994, respectively................       323           306
Additional paid-in capital.........................   164,226       146,000
Retained earnings..................................    20,262         7,796
Cumulative translation adjustment..................       (88)         (452)
Unrealized loss on marketable securities, net......      (507)         (414)
                                                    ---------      --------
    Total stockholders' equity.....................   184,216       153,236
                                                     --------      --------
    Total liabilities and stockholders' equity.....  $272,529      $216,699
                                                     ========      ========



The accompanying notes are an integral part of the consolidated financial statements.


                             PICTURETEL CORPORATION
                     Consolidated Statements of Operations
                       ($000's except per share amounts)

                             Three Months Ended      Nine Months Ended
                             ----------------------  -------------------------
                          September 30,  October 1,  September 30,   October 1,
                              1995         1994         1995           1994
                              ----         ----         ----           ----

Revenues................... $90,098       $63,314      $244,743      $181,073

Cost of sales..............  45,763        31,634       121,571        91,480
                             ------        ------       -------        ------
Gross margin...............  44,335        31,680       123,172        89,593

Operating expenses:

  Selling, general and
   administrative..........  25,921        20,610        74,368        60,029

  Research and development.  11,994        10,167        33,565        27,786
                             ------        ------       -------        ------
  Total operating expenses.  37,915        30,777       107,933        87,815
                             ------        ------       -------        ------
Income from operations.....   6,420           903        15,239         1,778

Interest income, net.......     522           462         1,839         1,290

Other income (expense),
  net......................     312            74           378           235
                             ------        ------       -------        ------
Income before taxes........   7,254         1,439        17,456         3,303

Provision for income taxes.   2,031           504         4,990         1,156
                             ------        ------       -------        ------
Net income.................  $5,223        $  935       $12,466        $2,147
                             ======        ======       =======        ======




Net income per share:
  (Note 4)
  Primary..................   $0.15         $0.03         $0.36         $0.07
                             ======        ======       =======        ======

  Fully diluted............   $0.15         $0.03         $0.36         $0.07
                             ======        ======       =======        ======



Weighted average shares
  outstanding: (Note 4)
  Primary..................  35,350        31,296        34,676        31,222
                             ======        ======       =======        ======

  Fully diluted............  35,350        31,296        34,820        31,222
                             ======        ======       =======        ======



The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION
                     Consolidated Statements of Cash Flows
                                    ($000's)

                                                    Nine Months Ended
                                                    -----------------
                                                 September 30, October 1,
                                                     1995        1994
                                                     ----        ----

Cash flows from operating activities:
  Net income.....................................   $12,466    $ 2,147
Adjustments to reconcile net income to net cash
 provided by (used in) operations:
  Depreciation and amortization..................    13,805     13,287
  Deferred taxes, net............................      -          -
  Gain on sales of assets........................      -          (120)
  (Gain) loss on foreign currency transactions,
   net...........................................      (298)      (114)
  Other non-cash items...........................      -            35
Changes in operating assets and liabilities:
  Accounts receivable............................   (28,241)   (16,131)
  Inventories....................................   (10,791)    (5,406)
  Other assets...................................    (2,152)    (2,731)
  Accounts payable...............................     6,221      3,896
  Accrued compensation and benefits and
   accrued expenses..............................    20,281      2,942
  Income taxes, net..............................    (5,210)    (1,046)
  Deferred revenue...............................     3,107      3,730
  Other Liabilities................................  (5,405)      -
                                                    -------    -------
Net cash provided by operating activities........     3,783        489

Cash flows from investing activities:
  Purchase of marketable securities..............   (34,052)   (13,499)
  Proceeds from sale of marketable securities....    42,605     34,408
  Additions to property and equipment............   (12,125)   (11,356)
  Additions to capitalized software costs........    (2,637)    (2,365)
  Purchase of intangible assets..................      -        (1,413)
Net cash provided by (used in) investing            -------    -------
  activities.....................................    (6,209)     5,775

Cash flows from financing activities:
  Change in short-term borrowing.................     4,296      4,421
  Proceeds from sale/leaseback equipment.........      -         2,245
  Proceeds from exercise of options and warrants.    18,244        787
  Principal payments under capital lease
    obligations..................................    (2,844)    (4,114)
                                                    -------    -------
Net cash provided by financing activities........    19,696      3,339

Effect of exchange rate changes on cash..........        50     (1,474)
                                                    -------    -------
Net increase in cash and cash equivalents........    17,320      8,129

Cash and cash equivalents at beginning of period.    24,347      6,921
                                                    -------    -------
Cash and cash equivalents at end of period.......   $41,667    $15,050
                                                    =======    =======



Interest paid....................................   $   720    $   659
                                                    =======    =======


Income taxes paid................................   $ 3,109    $ 2,126
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


2.    Inventories
      -----------


      Inventories consist of the following (in thousands):

                              September 30,      December 31,
                                  1995              1994
                                  ----              ----

            Purchased Parts     $12,152           $ 7,208
            Work in Process       2,343             2,464
            Finished Goods       28,132            22,007
                                -------           -------
                                $42,627           $31,679
                                =======           =======


3.    Capitalized Software Costs
      --------------------------

      Amortization of software costs totaled $822,000 and $1,020,000 for the quarters ended September 30, 1995 and October 1, 1994, respectively, and $2,513,000 and 3,060,000 for the nine- months ended September 30, 1995 and October 1, 1994, respectively.


4.    Stock Split
      -----------

      On October 18, 1995 the board of directors authorized a two-for-one common stock split in the form of a 100% common stock dividend payable on November 14, 1995 to stockholders of record October 30, 1995. All common share and per share amounts, have been restated to reflect the split.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------


Results of Operations
---------------------

     THREE-MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE-MONTHS ENDED
                               OCTOBER 1, 1994

      REVENUES. The Company's revenues increased $26,784,000, or 42%, in the three-month period ended September 30, 1995 from the comparable period in 1994. The increase in revenue was primarily a result of increased videoconferencing system unit shipments for both group and personal systems. Videoconferencing system sales accounted for approximately 86% of the Company's revenues for the three-month period ended September 30, 1995, compared to 85% for the comparable period in 1994. Sales of group and desktop videoconferencing products accounted for 70% and 16%, respectively, of revenues for the three-month period ended September 30, 1995, compared to 75% and 10%, respectively, for the comparable period in 1994. In addition, sales of bridge products accounted for approximately 6% of the Company's revenues for the three-month period ended September 30, 1995, which is consistent with the comparable period in 1994.
The balance of the revenues in 1995 and 1994 were primarily from maintenance services and licensing/development agreements, as well as sales of stand-alone codecs and video modems.

      The Company's revenues from sales to foreign markets were approximately $36,532,000 in the three-month period ended September 30, 1995 compared to approximately $24,106,000 in the comparable period in 1994, representing 41% and 38%, respectively, of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

      GROSS MARGIN. The Company's gross margin increased $12,655,000, or 40%, in the three-month period ended September 30, 1995 from the comparable period in 1994. Gross margin as a percentage of revenues decreased to 49% in the three-month period ended September 30, 1995 from 50% in the comparable period in 1994. The slight decrease in gross margin as a percentage of revenues was primarily the result of a higher percentage of revenues coming from the Company s lower-margin videoconferencing system products and an increased percentage of volume through indirect channels.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $5,311,000, or 26%, in the three-month period ended September 30, 1995 from the comparable period in 1994 and were 29% and 33%, respectively, of total revenues. The dollar increase in spending resulted primarily from the expansion of indirect distribution channels, worldwide marketing programs associated with the 1995 new product launches, as well as increased commission expense. In addition, the Company has provided additional sales, general and administrative personnel in order to support the Company's overall growth.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased $1,827,000 or 18%, in the three-month period ended September 30, 1995 from the comparable period in 1994 and were 13% and 16%, respectively, of revenues for the three-month period ended September 30, 1995 and for the comparable period in 1994. Research and development expenditures, prior to the capitalization of software costs, were $13,100,000 in the three-month period ended September 30, 1995 and $10,900,000 for the comparable period in 1994 or 15% and 17% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $1,106,000 in the three-month period ended September 30, 1995 and $734,000 for the comparable period in 1994 representing 8% and 7% of research and development expenditures, respectively.

      NET INTEREST INCOME (EXPENSE). Net interest income increased to $522,000 in the three-month period ended September 30, 1995 from $462,000 for the comparable period in 1994. The increase was primarily the result of higher interest earning portfolio balances as well as lower capital lease obligations throughout the three-month period ended September 30, 1995.


      OTHER INCOME (EXPENSE). Other income (expense) for the three-month period ended September 30, 1995 consists primarily of net gains on foreign currency transactions, which is consistent with other income (expense) for the three-month period ended October 1, 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



            INCOME TAXES. The Company's effective tax rate for the quarters ended September 30, 1995 and October 1, 1994 was 28% and 35%, respectively. The Company's effective tax rate in 1995 is lower than the federal statutory rate primarily due to the combined effects of research and development credits, lower foreign tax rates and the utilization of foreign net operating loss tax credit carry forwards, offset by the effect of state income taxes.


      NINE-MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE-MONTHS ENDED
                               OCTOBER 1, 1994

      REVENUES. The Company's revenues increased $63,670,000, or 35%, in the nine-month period ended September 30, 1995 from the comparable period in 1994. The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was partially offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, as well as a shift in distribution channel mix. Videoconferencing system sales accounted for approximately 85% of the Company's revenues for the nine-month period ended September 30, 1995 which is consistent with the comparable period in 1994. Sales of group and desktop videoconferencing products accounted for 70% and 15%, respectively, of revenues for the nine-month period ended September 30, 1995, compared to 76% and 9%, respectively, for the comparable period in 1994. In addition, sales of bridge products remained approximately 6% of the Company's revenues for the nine-month period ended September 30, 1995 as well as for the comparable period in 1994. The balance of the revenues in 1995 and 1994 were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems.

      The Company's revenues from sales to foreign markets were approximately $101,656,000 in the nine-month period ended September 30, 1995 compared to approximately $75,502,000 in the comparable period in 1994 representing 42% of total revenues for both nine-month periods. The Company expects that international revenues will continue to account for a significant portion of total revenues.

      GROSS MARGIN. The Company's gross margin increased $33,579,000 or 38%, in the nine-month period ended September 30, 1995 from the comparable period in 1994. Gross margin as a percentage of revenues was 50% for the nine-month period ended September 30, 1995 compared to 49% for the nine- month period ended October 1, 1994.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $14,339,000, or 24%, in the nine-month period ended September 30, 1995 from the comparable period in 1994 and were 30% and 33%, respectively, of total revenues. The dollar increase in spending resulted primarily from the expansion of the Company s indirect distribution channels, worldwide marketing programs associated with the 1995 new product launches, as well as increased commission expense. In addition, the company has added sales, marketing and administrative personnel to support the Company s overall growth.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased $5,779,000, or 21%, in the nine-month period ended September 30, 1995 from the comparable period in 1994 and were 14% and 15%, respectively, of revenues for the nine-month period ended September 30, 1995 and for the comparable period in 1994. Research and development expenditures, prior to the capitalization of software costs, were $36,202,000 in the nine-month period ended September 30, 1995 and $30,151,000 for the comparable period in 1994 or 15% and 17% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $2,637,000 in the nine-month period ended September 30, 1995 and $2,365,000 for the comparable period in 1994 representing 7% and 8% of research and development expenditures, respectively.

      NET INTEREST INCOME (EXPENSE). Net interest income increased to $1,839,000 in the nine-month period ended September 30, 1995 from $1,290,000 for the comparable period in 1994. The 43% increase was primarily the result of higher interest earning portfolio balances as well as lower capital lease obligations throughout the nine-month period ended September 30, 1995.

OTHER INCOME (EXPENSE). Other income (expense) for the nine-month period ended September 30, 1995 consists primarily of net gains on foreign currency transactions. Other income (expense) for the nine-month period ended October 1, 1994 consists primarily of gains from the sales of assets.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


      INCOME TAXES.  The Company's effective tax rate for the nine-months ended
September 30, 1995 and October 1, 1994  was  29% and 35%, respectively.   The
Company's effective tax rate in 1995 is lower than the federal statutory rate primarily due to the combined effects of research and development credits, lower foreign tax rates and the utilization of foreign net operating loss tax credit carry forwards, offset by the effect of state income taxes.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1995, the Company had $41,667,000 in cash and cash equivalents, $24,018,000 in short-term marketable securities and $20,746,000 in long-term marketable securities. During the nine-month period ended September 30, 1995 the Company provided $3,783,000 in net cash from operating activities. The primary use of cash during the nine-month period ended September 30, 1995 was to fund the growth in working capital items such as accounts receivable and inventories, as well as capital expenditures. The Company expects to spend approximately $16,500,000 for capital expenditures in 1995 of which $12,125,000 has been expended through September 30, 1995, primarily for the purchase of computers and peripherals, as well as tooling, production and test equipment.

The Company has available for borrowing up to $12,000,000 under its revolving credit agreement and approximately $3,426,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At September 30, 1995 there was $10,805,000 outstanding under the revolving credit agreement and $564,000 outstanding under the foreign lines of credit. The Company had $7,524,000 outstanding and $4,569,000 available to be borrowed under various leasing lines at September 30, 1995.

The Company believes that funds from operations, equipment lease financings, borrowings under its various credit agreements and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's foreseeable operating and capital requirements.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

As previously reported in the Company's 10-K, the Company was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint is alleging that certain of the Company s products infringe patent rights allegedly owned by Datapoint. The complaint seeks approximately $51 million in damages for alleged past infringement and an injunction against alleged future infringement. The Company believes that it has meritorious defenses to the allegations of the complaint, and continues to vigorously defend against the lawsuit. In the event the Company is found to be infringing a valid patent or patents in such proceedings, the Company could be required to pay damages for past infringement and cease the sale of products incorporating the infringing feature (or be required to take a license and pay royalties with respect to such patents). During the third quarter the Company s motion for summary judgement was renewed and referred to a special master for decision. While there can be no assurance that the Company will prevail, the Company believes that it is unlikely that the outcome of the lawsuit would have a material adverse effect on the business or the financial condition of the Company.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      None



(b)   Reports on Form 8-K

      None

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

                              November 14, 1995