Form 10-K
period 1995-12-31
PICTURETEL CORP
filed 1996-04-01
CIK 755095

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-K

         /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                       OR

         / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 1-9434
                      ------------------------------------
                             PICTURETEL CORPORATION
             (Exact name of Registrant as specified in its Charter)

                    DELAWARE                                             Q-2835972
(State or other jurisdiction of incorporation or                     (I.R.S. Employer
                   organization)                                    Identification No.)

         222 ROSEWOOD DRIVE DANVERS, MA                                    01923
    (Address of Principal Executive Offices)                            (Zip Code)

                  REGISTRANT'S TELEPHONE NUMBER: (508)762-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK
                               (Title and Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days. Yes /X/     No / /.

  Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any
amendment to this Form 10-K.     / /

  The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 15, 1996 was $1,146,762,711. On such date, the average of the high and low price of the Common Stock was $34.76 per share. The Registrant has 32,990,872 shares of Common Stock outstanding as of March 15, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive 1996 Proxy Statement in connection with the Annual Meeting of Stockholders to be held June 17, 1996 are incorporated by reference into Part III.

  A list of all Exhibits to this Annual Report on Form 10-K is located at pages 40 through 42.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

ITEM 1. BUSINESS

     PictureTel develops, manufactures, markets and services visual communications systems and collaboration software utilizing advanced video and audio compression technology which permit users to hold face-to-face meetings at a distance with the cost and convenience of the telephone. Videoconferences may be held between two locations, or, using a multipoint bridge, among multiple locations. PictureTel's compression technology permits the transmission of "full-motion" color video with integrated full-duplex audio at data rates as low as 56 Kbps. By operating over such low speed switched digital lines, Picturetel's systems have substantially reduced the cost and increased the flexibility of videoconferencing. With high-speed (e.g. at 2 to 6 Mbps) videoconferencing solutions, which operate over dedicated (nondialed) lines, the per-minute usage cost can be from 10 to 100 times higher. Flexibility is achieved because the low speed digital switched lines have become available from the long distance carriers in more and more geographic areas, thus leading to greater potential use of videoconferencing in general and the PictureTel System. The Company offers a range of products for group and personal videoconferencing applications. PictureTel sells its products through a number of telecommunication and personal computer distributors in the United States and internationally as well as through a direct sales force. In 1995 43% of its revenues were generated from sales to customers outside the United States.

     PictureTel is a Delaware corporation organized in 1984, with executive offices at 222 Rosewood Drive, Danvers, Massachusetts 01923 (telephone:
508-762-5000).

INDUSTRY BACKGROUND

     The driving force behind the growth of the visual communications systems market is the desire to achieve the effectiveness of face-to-face meetings with the cost and convenience of the telephone. On a daily basis, information is routinely exchanged between workers located in the same facility through one-on-one or group meetings. Almost as frequently, information is communicated between workers in geographically separate sites by telephone or by sending or faxing written materials. Less frequently, individuals travel to a common site to meet and exchange information that cannot be transferred effectively by telephone or in writing. Face-to-face meetings maximize the exchange of information, including written, verbal and non-verbal communication.

     Visual communications systems, such as videoconferencing systems, can improve worker productivity and reduce costs by eliminating or reducing travel, improving the timely exchange of information between dispersed work groups and leveraging the use of scarce personnel resources located at a distance from the coworker needing their expertise.

     Initial generations of videoconferencing products were relatively expensive and typically required dedicated, high speed transmission facilities, trained operators and special rooms, with customized lighting and acoustics. The price and performance characteristics of these systems limited market demand to those end-users with very large visual communications requirements between geographically separate locations. Despite broad interest in videoconferencing, cost benefit analyses led most potential users to conclude that an investment in the technology could not be justified. In recent years, however, numerous factors have led to greater use of videoconferencing. These factors include the rapid growth of world-wide switched digital telephone services, the decreasing cost of these services, technological improvements in both audio and video quality and the availability of lower cost, easy to use turnkey visual communications systems.

     Connectivity, the ability to call any location without special equipment or arrangements, is the basis of the telephone's popularity. The proliferation of switched digital networks, which transmit digital signals (as compared to normal telephone networks, which transmit analog signals), in the United States and internationally has provided this key element of connectivity to the visual communications market. Before switched digital service was available, videoconferencing calls could only be completed over dedicated transmission lines established between two fixed locations. At the end of 1995, switched 56 Kbps digital service was available in most cities in the United States and from the United States to many foreign countries. The majority of videoconferencing systems used on switched digital networks in the United States operate at 112 Kbps (two multiplexed 56 or 64 Kbps lines). Internationally, 64 Kbps is the switched digital standard.

The majority of videoconferencing systems used on foreign switched digital networked operate at 128 Kbps (two multiplexed 64 Kbps lines). PictureTel's videoconferencing systems are fully compatible with one another whether used within the United States or internationally. The Company's products interoperate with H.320 compliant systems from other vendors.

     Coincident with the expansion of switched digital networks has been the dramatic decrease in the cost to use these transmission services. A one hour coast-to-coast call at 128 Kbps placed over the ISDN dial-up network costs less than a local cellular phone call.

     In order to transmit a video image over telephone circuits, video data signals must be reduced or "compressed" to fit the capacity of digital telephone lines, which are available in various capacities from 56 Kbps to 1.5 Mbps. As the video image signal is compressed, information is dropped and the quality of the video image decreases. The quality of the transmitted video image is a function of the data rate at which the signal is transmitted, the sophistication of the compression algorithm (which determines which information is eliminated as redundant) and the relative amount of audio accompanying the video signal.

     Video and audio quality have improved dramatically over the years with the introduction of more sophisticated compression algorithms by PictureTel and others. These algorithms compress 90 Mbps of information contained in a television video signal down to 112 Kbps (an 800 to 1 compression ) for transmission over switched digital networks and decompress that signal for display at the receiving end while achieving acceptable picture quality and full duplex audio transmission. In addition, proprietary advances in compression technologies have improved audio fidelity from less than telephone quality in the mid-1980's to today's systems which sound like the people are sitting in the same room as the listener.

     VLSI (Very Large Scale Integration) technology permits the placement of large numbers of transistors and other components onto small chips of silicon, thereby reducing significantly the size requirements for those components. With the increasing use of VLSI chip technology, the cost of videoconferencing systems has steadily decreased as components have become smaller and systems more integrated, while offering greater functionality to the user.

     Since the introduction of turnkey systems, videoconferencing equipment has become more convenient to purchase and use. Previously, telecommunications specialists acquired equipment from numerous vendors and integrated the various components into a custom system. Over the past eight years, videoconferencing vendors such as PictureTel have begun offering turnkey systems, which eliminate the need for procurement specialists. In addition, these systems incorporate "user friendly" features that eliminate, in most cases, the need for trained specialists in order to use the equipment.

TECHNOLOGY

PROPRIETARY

     The Company's primary technological contributions have been in the areas of video compression, audio compression, echo cancellation, automatic volume control, noise suppression, and system architecture. For definitions of technical terms see the brief glossary at the end of the "Technology" section.

     A standard broadcast video signal is comprised of 90 million bits of information per second. Transmission of this amount of data is costly and, in most cases, it is unnecessary to send 100% of the information in order to recreate the original picture, or an acceptable representation of it. The purpose of a video compression algorithm is to reduce the amount of information required to describe an image, including movement for objects within the image, without significant loss of accuracy. The effectiveness of an algorithm is measured by the amount of bandwidth needed to provide "acceptable" picture quality. There are further subjective measures, usually described in terms of the smoothness of the moving images and the lack of coding artifacts.

     Since its inception, the Company has developed increasingly sophisticated algorithms capable of compressing a video signal 800-1600 times to enable the transmission of video images over low bandwidth dial-up networks. In 1986, PictureTel introduced its first codec utilizing its proprietary algorithm, MCT, which was the first commercially available product using motion compensated discrete cosine transform video compression technology. In 1988, PictureTel introduced HVQ, hierarchical vector quantization, a more advanced compression technique which, among other improvements, replaced the discrete cosine transform in MCT with a resolution pyramid and a vector quantizer.

     PictureTel's third generation algorithm, SG3, which the Company first shipped in the first quarter of 1991, further advances low bandwidth video compression technology. SG3 replaced the vector quantizer in HVQ with a more efficient vector quantizer. SG3 is also the first commercial product to incorporate background estimation, which dramatically improves picture quality in scenes where objects frequently include complex backgrounds. SG3's background estimator permits it to dedicate more bandwidth to coding moving objects by storing views of non-moving objects at the receiving end so they need not be retransmitted. The Company believes that with SG3, acceptable video and audio quality is now possible at approximately 80 Kbps, representing a 90% reduction in required bandwidth from 1985. SG3 uses the additional bandwidth beyond 80Kbps available on a 112 Kbps network to provide enhanced video and audio quality.

     PictureTel's latest video compression algorithm, SG4, introduced in 1995 in the Concorde 4500 platform, has several improvements over SG3. The most important are improved encoding of the motion vectors, resulting in smoother motion rendition, and the PicturePlus video enhancement system, which compensates for variations in the video quality caused by poor light conditions and camera noise. Furthermore, the SG4 compressed data is transmitted through the standard H.221 protocol, which allows multipoint conferencing with SG4 video quality through standard H.320 MCUs.

     The Company has devoted significant effort to audio compression and echo cancellation in order to produce a more "natural" sound in its videoconferencing systems. The Company believes that to produce audio quality which approximates that of a face-to-face meeting, systems must feature wideband audio and full-duplex operation, which, unlike half-duplex speakerphones, allow people at all ends of a video call to be heard at the same time.

     When conducting a videoconference at 112 Kbps, up to 28 Kbps are available for audio transmission. In 1986, audio compression technology could only produce
2.5 KHz of audio bandwidth. With advancements incorporated into HVQ, audio quality improved to 3.5 KHz, comparable to regular telephone audio quality, Proprietary advancements in SG3 improved audio quality available with the same 28 Kbps to 7.0 KHz., which is comparable to FM radio audio quality.

     An effective face-to-face meeting requires full-duplex audio. However, in a videoconference, the transmission of sound into microphones and out through speakers introduces the possibility of echo feedback. Commercial echo cancelers in conventional speakerphones reduce echo feedback, but are not effective for videoconferencing because of the relatively lone processing delay in codecs (approximately one second round trip) coupled with broader, audio bandwidth than normally found in a telephone. Therefore, the Company developed IDEC, its proprietary echo cancellation technology, which substantially eliminates all echo feedback and is standard in all group and personal videoconferencing system products.

     As the number of videoconferencing systems has expanded in the marketplace, there has been an increasing demand to link multiple locations into a single call, in much the same way that audio conference calls occur today. This demand has led to the development of video bridges, or multipoint control units ("MCU"). In a multipoint videoconference, each location is transmitting a signal to the bridge which contains both compressed audio and video information. The MCU contains audio bridging technology which permits it to parse, or "strip out" the audio signal, decode it, determine which signals represent speech, combine the multiple signals back into one signal, recode the signal and transmit it to all locations on the call. In this manner, the MCU is acting much as an audio bridge operates. Beyond this capability, however, is the need to synchronize the transmission of the audio with the video image which accompanies it and the ability to switch between various video images. Research and development in MCU technology is centered around improving the audio detection algorithms to better distinguish speech from other noise in the audio signal, improving the audio quality by increasing the audio bandwidth, developing the technology to permit multiple sites to be viewed simultaneously in separate windows in the same screen and transcoding technology which permits callers operating at different bandwidths and using different compression algorithms to participate in the same call.

STANDARDS

     The rate of expansion of the visual communications systems market is influenced by the establishment of standard communication protocols for visual communications.

     In December 1990 the ITU-T (International Telecommunications Union) (formerly CCITT) formally adopted a standard for video telecommunications (H.320) to ensure that equipment from different manufacturers will be capable of interoperating. Compatibility of codecs is particularly important for communication via switched digital networks (ISDN) because the advantage of these services is dial-up communications without regard to the type of equipment being used at the receiving end of the transmission.

     Since the mid-1980's the ITU-T defined the initial proposals for a new standard, T. 120, which was subsequently approved in 1995. The Company actively participated in the ITU-T discussions developing T. 120. This standard defines the exchange of data and graphical images among personal computers, videoconferencing systems and other graphical communication devices such as electronic white boards and overhead projectors. This standard is presently being included in the Company's group products and will be included in the personal system products.

     As technological evolution enables other networks besides ISDN to carry effective videoconferencing calls, new standards are emerging to define the protocols for them. The Company maintains a strong level of participation in the ITU-T, and has been driving such new standardization efforts, In particular, PictureTel served as the editor of the H.324 standard for POTS multimedia conferencing, initially approved by the ITU-T in November of 1995, and is a major technical contributor of the H.323 standard for LAN videoconferencing, to be approved by the ITU-T in mid 1996.

     The H.320 standard incorporates technology which has been developed and patented by certain codec manufacturers, including the Company and certain of its competitors. These codec manufactures have agreed with the ITU-T to grant licenses, on nonexclusive bases and nondiscriminatory, fair and reasonable terms to all manufacturers who wish to comply with the H.320 standard. Although no such licenses have yet been granted, the Company believes that it will obtain all necessary licenses at a reasonable cost.

GLOSSARY

     ACCUNET -- the first commercially available switched digital communication network, which allowed dialed digital connection at rates of 56 and 112 Kbps, using a combination of existing telephone lines and new network equipment.

     CODEC -- combination of a coder and decoder. A coder uses a compression algorithm to reduce the number of bytes needed to represent an audio or video segment. A decoder recovers the original raw bytes from the compressed bytes generated by the coder. In video and audio compression, the recovery does not need to be exact; a good approximation of the original information is appropriate for practical purposes.

     COMPRESSION ALGORITHM -- a set of procedures (usually specified by mathematical equations and implemented in software within a particular computing architecture) that reduce the number of bytes necessary to represent some piece of information, such as a video or audio segment.

     COMPRESSION RATIO -- the average number of bytes at the input of codec that will produce one byte at the output of the coder. The higher the ratio the lower the necessary channel speed to transmit the information, and therefore the lower the transmission cost.

     DISCRETE COSINE TRANSFORM, DCT -- a mathematical transformation used in standards and some proprietary video compression algorithms. The DCT maps a set of original image sample values into frequency components that can more efficiently be compressed.

     ECHO CANCELLATION -- the process of removing the acoustic echo that would result from a full-duplex audio communication system. When the person at point A talks and his voice is reproduced by the loudspeaker at point B, the microphone at B would pick it up and send it back (with a delay due to the communication system) to the loudspeaker at point A. An acoustic echo canceller eliminates such a return signal.

     FULL-DUPLEX -- characteristic of a communication system in which signals can be simultaneously transmitted in both directions. For example, in audio or audio/video calls, it means that people at both ends of a call can speak and be heard simultaneously.

     HALF DUPLEX -- characteristic of a communication system in which signals can be transmitted in both directions, but not simultaneously. For example, in an audio call, it means that only one person can speak at any given time (a typical mode of operation for inexpensive speakerphones).

     ISDN -- integrated services digital network, an international switched digital communication network (also leveraging existing telephone wires, similar to ACCUNET) that provides multiples of Kbps per channel, up to a maximum of 2 mbps. ISDN is available in many countries.

     KBPS -- kilobits per second, 1 Kbps = 1,000 bits per second.

     MBPS -- megabits per second, 1 Mbps = 1,000,000 bits per second.

     MCU -- multipoint control unit, also referred to as a bridge. A piece of equipment that is connected to multiple communication channels, making possible multipoint audio or audio/video calls (i.e. calls in which several sites can communicate).

     MOTION COMPENSATION, MC -- a component of most video compression algorithms. MC leads to higher compression ratios because it allows a video frame to be partially reconstructed from modifications on the previously received frame using motion estimates.

     QUANTIZATION -- the process for approximating a continuous variable by its nearest value from a table.

     VECTOR QUANTIZATION, VQ -- the process of approximating a collection of continuous values (a vector), by its nearest vector from a table.

PRODUCTS

     The Company develops and manufactures the products listed below for the video conferencing industry. They range from high end group systems for many people, to personal systems for one-on-one videoconferencing. The Company also offers products that compliment these systems, such as multipoint bridges and various software options and peripherals.

GROUP SYSTEMS

     The Company develops, manufactures, supports and markets two families of group videoconferencing systems: the Performance Family and the Value Family. All group videoconferencing products are comprised of five basic modules or components: an electronics module, a video module, an audio module, a user interface and a WAN interface. The electronics module or CODEC (compression/decompression) includes all the necessary functionality required for video compression, audio compression and video switching. The video module is comprised of a pan, tilt, and zoom camera (or cameras), an NTSC or PAL color display and associated video electronics. The audio module consists of a microphone, speaker(s), and associated audio electronics which facilitate echo cancellation, noise suppression, and gain control. The user interface is comprised of a keypad and menus that assist in placing a call and managing the videoconference with features such as camera control keys, camera preset keys, video source selection keys, mute and Picture-in-Picture. The WAN interface includes standard interfaces such as V.35, RS-449 or X.21, permitting communication over switched or dedicated digital networks that operate from 56 Kbps up to T1 (1.544 Mbps) and E1 (2.048 Mbps) speeds.

     All the Company's group systems are interoperable and collectively, the Performance and Value products, span a price/performance range from $13,000 to $53,000 providing a viable solution for both the price sensitive and performance oriented users.

PERFORMANCE GROUP SYSTEMS

     The Performance Family is PictureTel's premier line of products. The Performance Family supports both PictureTel's most recent proprietary compression algorithm, SG4, optimized for low bandwidth applications, and an enhanced version of the industry standard ITU-T H.320 algorithm. The Performance Family includes the S-4000EX and the Concorde 4500 products. The S-4000EX list prices range from $30,000 to $50,000+ fully configured. The Concorde 4500, introduced in April 1995, is the Company's flagship product. The standard system includes an infrared based keypad, camera and Look-At-Me-Button (LAMB), a unique device to facilitate distributed control within a videoconference call. The Concorde 4500 also comes standard with a WorldCart supporting color NTSC or PAL displays up to 32" in size and an integrated speaker system, optimized for voice, developed exclusively for PictureTel by BOSE Corporation. Both the S-4000EX and the Concorde 4500 offer 30 FPS (frames per second) performance. This feature provides "30 frames per second quality" video at bandwidths starting as low as 256 Kbps (kilobits per second) and as high as 768 Kbps.

VALUE GROUP SYSTEMS

     The Value Family is PictureTel's answer for price sensitive users. The Value Group Systems provide inter -operability via the industry standard ITU-T
H.320 algorithm and are optimized for low bandwidth applications. The Value Family includes the S-1000 and the Venue 2000 products. The S-1000, introduced in July 1993 as the first Value Family offering, addresses the needs of the price oriented buyer with list prices beginning at $13,995. The Venue 2000, PictureTel's second generation Value System, was introduced in April 1995. Its standard configuration includes an infrared keypad and camera. Other features like the LAMB are available on the Venue product as options. The Venue 2000 also offers improved video quality as bandwidth increases (up to T1 or even E1 rates). The Venue 2000 list prices range from $19,000 to over $30,000 fully configured.

PERSONAL SYSTEMS

     In July 1993, the Company introduced the PictureTel Live PCS 100, a personal videoconferencing system designed for use with a personal computer (desktop product). The PCS 100 consists of a video board, audio board, camera, speakerphone and software. Utilizing the H. 320 standard (described under "Technology-Standards"), the PCS 100 is interoperable with all the Company's conferencing and bridging products. It also provides information sharing capabilities which allow users to simultaneously share files and applications while conducting a videoconference. The system is designed to operate in an ISAbus, 386 or above personal computer running Microsoft Windows 3.1(R). It lists for $4,995.

     In January 1995, the Company announced the PictureTel Live PCS 50 which complements the PCS 100. The product consists of a single audio/video board, a fixed focus camera, a speakerphone or headset and associated software. As with the PCS 100, the ITU-T H.320 compression standard is used, which provides interoperablity with all of PictureTel's other conferencing and bridging products and any H.320 compatible system from other vendors. It also provides the same information sharing capability as the PCS 100 which allows users to simultaneously share files while conducting a videoconference. The system is designed to operate on an ISA-bus, 386 or above personal computer running Microsoft Windows 3.1(R). The product's list price ranges from $2,995 to $3,495. While the PCS 100 remains the high end member of the PictureTel Live product family, offering greater flexibility in terms of network support and expansion options, the PCS 50 product line offers a more affordable solution for ISDN networks.

     In July 1994, the Company shipped its LiveShare collaboration software with application sharing that allows users to share files and interact on an application during a videoconference. In September 1994, the Company entered into the Local Area Network market with its LiveLAN family of products. List prices for these products start at $249.

     In October 1995, the Company introduced the Live 200i videoconferencing product. This product consists of an audio/video board, camera, headset, and software. It features the same interoperablity and information sharing tools as the PCS 50 and PCS 100. The system is designed to operate in a ISA-bus, 486 or above personal computer and requires a VMC display controller. Unlike the PCS 50 and PCS 100, the Live 200i runs using Microsoft Windows 95[Registered
Trademark] operating system. The product lists for $1,995.

NETWORK SYSTEMS DIVISION

     PictureTel's Network Systems Divisions could be described as the "glue" that joins its videoconferencing systems products into a company-wide solution, commonly known as an "enterprise solution". Multipoint bridges and reservation and management systems software are the major revenue sources for the division. These products deliver functionality that is "shared" among distributed videoconferencing systems throughout a network. Multipoint bridges enable videoconferences with more than two sites. Reservation and management systems allow conference rooms, bridging resources and network facilities to be scheduled and managed in advance of upcoming meetings by anyone, right from their PC.

     The "Montage" Conferencing Server product line is the Company's third generation multipoint bridge. Launched in April 1995, the product line takes advantage of "off-the-shelf" bridging hardware and differentiating software features that make the products unique to the Company. Software features include the Company's proprietary compression algorithms SG4 and PT724. A range of models address conferencing networks of all sizes and applications. The smallest Montage supports four sites in a multipoint conference for about $35,000 list price. The largest Montage systems support up to 48 sites in a single conference or any combination of conferences up to a total of 48 sites. Over 2,000 sites can be in a single conference using a capability which joins multiple Montages together. A fully loaded Montage Model 570 lists for over $300,000. Each Montage system is fully upgradable so customers can take advantage of new standards-based and the Company's proprietary features as they are released.

     PictureTel's Teleconferencing Software System (TCSS) scheduling and reservation system is among the industry's most advanced scheduling products. TCSS utilizes a client server architecture. The database, automatic control mechanisms for other network devices, reporting systems and management capabilities are all performed by a central server. Users access the functions and capabilities through clients or a small Windows based application that is resident on their PC. The server can communicate with hundreds of clients simultaneously and process all requests for meetings and schedules of rooms, equipment, network bandwidth, and multipoint bridges. Clients connect to the server over LANs or dial up modems. TCSS can also automatically set a video conference by provisioning the proper network and dialing up phone numbers of each site to be connected.

SOFTWARE

     The Company's Personal and Group videoconferencing systems are software based and can be upgraded by the user using standard floppy diskettes or a removable memory cartridge. The Company also sells a Developer's Toolkit, a set of software components, designed to give programmers access to major functions for set up and control of video, audio, windowing, data transfer, configuration and network communication.

OPTIONS AND PERIPHERALS

     The group and personal system videoconferencing products are available with a number of software and hardware options. Options available on some or all products include NTSC or PAL video input standards, various network interfaces such as RS449, V. 35, RS232 or X. 21, high resolution graphics capability and data encryption for secure communications. Peripheral equipment used to supplement the systems may include document cameras for transmission of still images, additional video cameras to be placed in the conference rooms and video cassette recorders.

RESEARCH AND DEVELOPMENT

     The Company believes that decreased size, cost and increased functionality will characterize future product generations. The Company also believes that as videoconferencing expands beyond group meetings into the personal communications segment of the market, success will be dependent on the further development of powerful VSP (video signal processing) chips and further miniaturization of systems components such as cameras and monitors. At such time, the Company expects videoconferencing usage to expand to the desktop as part of a "multimedia" workstation, or as a personal videophone. This technology will initially augment and may eventually replace the telephone, leading to the development of the residential market with a consumer videophone.

     The Company is working to develop products similar to the PictureTel Live PCS 100 and 50. The Company believes that, in order to meet the power, size and cost constraints of desktop products, more powerful custom VSP (video signal processing) chips are required. The Company believes that video signal processing chips already available or under development by the Company and others will provide the basis for future generations of group and desktop videoconferencing systems.

     The Company spent $33,357,000, $41,243,000 and $50,431,000 on research and development, including capitalized software costs, in 1993, 1994 and 1995, respectively. The Company had 323 full-time employees in research and development at December 31, 1995.

     The Company has entered into joint development agreements with Compaq, Microsoft, NTT and others for product and software development that will further expand the desktop market. These companies retain non-exclusive rights under license from PictureTel to distribute the products that result from the development work.

SALES, MARKETING AND CUSTOMER SUPPORT

     The Company and its wholly owned subsidiaries currently distribute PictureTel products worldwide by direct sales and indirect channels of distribution.

     As the market for videoconferencing systems expends, the Company expects to increase its reliance on joint selling and distribution through a combination of transmission carriers, telecommunication equipment distributors, personal computer distributors and resellers, and value-added resellers and has currently developed relationships with companies in each of these indirect channels. In 1995, the Company derived approximately 33% of its worldwide product revenues from direct selling activities, including co-marketing arrangements with MCI, Nynex and U.S. Sprint, and 67% from indirect channels. At December 31, 1995 and 1994, the Company had a product backlog approximately $20,400,000 and $14,100,000, respectively. Backlog consists of purchase orders for which a delivery schedule within six months has been specified by the customer.

UNITED STATES

     Indirect Channels. To address the market below the Fortune/Service 500 (the largest businesses in the United States as published annually by Fortune magazine) and expand the Company's presence in the Fortune/Service 500 market, the Company has increased the number of telecommunication equipment distributors, regional Bell Operating Companies ("RBOCs") and value-added resellers ("VARs") who distribute the Company's products. Telecom distributors, or interconnects, act as dealers for the Company and typically distribute other communications equipment such as PBX systems, voice processing equipment and multiplexors, as well as network services to large, medium and small size companies. The RBOCs typically sell third party manufactured systems which leverage the use of their switched and dedicated network services. To expand its coverage of the Fortune /Service 500 companies, the Company has entered into distribution agreements with AT&T (soon to be known as Lucent Technologies, Inc.), Sprint, IBM, CompuCom, MCI and GTE.

     The Company believes that, as system prices decrease, additional applications for sales to vertical markets, such as distance learning, telemedicine and remote interviewing, will develop. VARs typically have expertise in a particular market and the Company plans to utilize this expertise to stimulate Applications Developers Program. Under this program PictureTel sells to developers, VARs, original equipment manufacturers and systems integrators its VM-4000 Video Modem and the PictureTel Developer's Tool Kit. Together these products provide the building blocks to allow developers to write applications and incorporate PictureTel's visual communications technology into unique vertical market products. With the introduction of the PictureTel Live, PCS 100, PCS 50 and PCS 200I products, the Company continues to develop relationships with established personal computer distributors and resellers.

     Direct Sales Organization. The Company directly markets its videoconferencing systems principally to the Fortune/Service 500. These large companies typically have multiple locations in the United States as well as internationally and typically specify a single vendor to supply equipment on a world-wide basis. The Company believes that it is important to maintain a close working relationship with these customers in order to meet their demands for sales and support on a multinational basis.

     The Company maintains five regional sales and support offices and eighteen additional branch sales and support offices, located in or near Boston and Waltham, Massachusetts; New York, New York; East Rutherford, New Jersey; Stamford, Connecticut; Washington, D.C.; Chicago, Illinois; Detroit, Michigan; Minneapolis, Minnesota; Atlanta, Georgia; Dallas and Houston, Texas; Los Angeles and San Francisco, California; St. Louis, Missouri; Philadelphia, Pittsburgh, and King of Prussia, Pennsylvania; Denver, Colorado; Pompano Beach, Florida; Seattle, Washington; Phoenix, Arizona; Kansas City, Kansas; Cincinnati, Ohio. Regional offices typically include demonstration equipment as well as a number of customer and technical sales representatives and field support personnel.

     The Company's direct selling activities have been assisted by its co-marketing arrangements with major long distance carriers. These companies typically market the Company's products in conjunction with their sale of switched digital or dedicated network services. Under these arrangements, these companies refer potential customers to PictureTel and receive a fee in the event that PictureTel completes a sale with the end-user.

INTERNATIONAL DISTRIBUTION

     Outside of the United States the Company relies on a network of foreign market distributors and its own foreign subsidiaries. Agreements with the Company's foreign market distributors generally provide for pricing, volume discounts, order lead times, a specific geographic territory and other terms and conditions and are typically for terms of one to three years with options to extend such terms by mutual agreement.

     In the third quarter of 1991 the Company established its first international subsidiary, and currently the Company has operating subsidiaries in the United Kingdom, Germany, Switzerland, Sweden, Australia and Japan, and branch offices in Canada, France, Hong Kong, People's Republic of China, and Singapore. International distributors include companies such as British Telecom
(BT), Deutsche Telekom, Nippon Telephone & Telegraph (NTT), Alcatel, EGT (France Telecom), Telecom Italia, Siemens, and Mercury Communication (Cable & Wireless). These foreign units provide sales and support services locally. Sales to international distributors are usually made in U.S. dollars in order to minimize the risks associated with fluctuating foreign currency rates. Sales by the Company's operating subsidiaries to customers are generally made in the subsidiary's local currency.

     The Company's revenues from sales to foreign markets represent approximately 39%, 42%, and 43%, respectively, of the Company's total revenues in 1993, 1994, and 1995. Additional information with respect to the Company's international business is included in Note 11 to the Consolidated Financial Statements.

CUSTOMER SUPPORT

     The Company believes that the quality and reliability of its systems is important to customer satisfaction and therefore has continually emphasized the reduction of the number of components and improvements in reliability in its product development activities. The Company provides a warranty for parts and labor on its products and utilized a direct field service staff in the United States and internationally to perform equipment installations, preventive maintenance and service. Warranty periods are generally one year from installation date on sales to end-users and one year from delivery date on sales to distributors. In addition, warranty periods for certain software products, repairs, and upgraded parts are 90 days upon receipt. Estimated costs related to warranty are accrued at the time of revenue recognition. Typically, repairs are performed at the customer site and involve replacement of a printed circuit board or other module.

     The Company offers an array of customer service and support programs, including preset inspection, installation, system maintenance and service, spares kits, customer training and a toll-free telephone line for remote customer consultation and diagnostics. In addition, it offers next day business response to service requests to all of its domestic customers who are covered by a service contract. Support outside of the United States is provided by the Company's subsidiaries and local distributors.'

     Revenues generated from service and support were less than 10% of total revenues during 1993, 1994 and 1995.

COMPETITION

     The Company is engaged in an industry that, as a result of extensive research and development efforts, has new, more technologically advanced products introduced on a regular basis. If the Company is not in a position to exploit and obtain technological advancements, it products may become obsolete or priced above competitive levels. Moreover, unforeseen technical or other difficulties may interfere with the development or production of its products, or prevent or create delays in marketing such products.

     A number of companies, including British Telecom ("BT") Compression Laboratories, Inc. ("CLI"), NEC and GEC Plessey Telecommunications, LTD. ("GPT"), continue to dominate the high bandwidth transmission (from 384 Kbps to 2.048 Mbps) videoconferencing market. Currently, switched 56 Kbps service is the most widely available switched digital service in the United States. However, transmission carriers have begun to offer switched services at 384 Kbps and 1.5 Mbps (T-1). The Company does not believe that competition from the high bandwidth market will significantly affect its market potential because of the greater cost and limited availability of the high bandwidth services.

     The Company also faces competition from a number of companies with currently available or announced visual communications products designed for low bandwidth videoconferecing. Currently, three United States companies, CLI, VTEL Corporation ("VTEL"), and Intel Corporation are among the companies marketing low bandwidth full-motion video modems and complete videoconferencing systems. In addition, outside the United States, low bandwidth videoconferecing systems and video modems are available from a number of suppliers in Europe and the Far East including GPT, Philips Kommunikations Industries AG, Vista Communications Instruments, Inc., Tandberg Telecom AS, Mitsubishi Ltd., NEC, Hitachi, Ltd., Sony Corporation, Fujitsu Ltd. of Japan and Panasonic.

     The Company competes primarily on the basis of video and audio quality as well as on favorable features and the price of its systems. The Company believes that its products are competitive in each of these areas.

     Some of the companies which now offer or may be expected to offer products that compete with the Company's products, such as Intel Corporation and Sony Corporation, are substantially larger and have significantly greater financial and other resources than the Company and now market or may be expected to market a more diversified line of products than the Company's. Now that the H.320 standard has been widely established, larger companies with greater resources may manufacture less costly products which compete with the Company's products.

     In the personal (one-on-one) visual communications segment, the Company expects that competition will continue to intensify. The competitive landscape has shifted substantially in 1995. At the beginning of the year Intel, AT&T, and BT were the primary competitors. In late 1995, AT&T decided to exit the desktop market, leaving PictureTel and Intel as the market leaders. BT is now distributing the Company's products. Other companies who did not start 1995 as significant competitors but are now moving into position are Creative Labs, Inc. and Netscape. These lower priced desktop products generally offer fewer features and functionality than found in current video conferencing systems sold by the Company and others. In addition, competitive price reductions may adversely affect the Company's revenues and profitability. However, the Company believes that its products are competitive in this area.

     Previously, purchasers of videoconferencing systems must have purchased the videoconferencing systems from the same vendor to ensure the interoperability. However as a result of the adoption of the H. 320 standard products from the Company and other manufacturers are interoperable. Since 1994 all systems shipped by the Company included the H. 320 standard capability.

MANUFACTURING

     The Company has developed a supply chain that encompasses the Company's subassemblies supplied by vendors to the delivery of finished goods to the customer. This effort has resulted in a cost effective and timely delivery of products to our customers. This strategy allows the Company to reduce costly investment in manufacturing capital, and to leverage the expertise of our vendors.

     The Company's manufacturing operation consists of final assembly and testing of complete videoconferecing systems. Subassemblies of large systems that support networks and room conferencing, including tested printed circuit boards, are assembled into complete systems. These final systems are tested to ensure they meet all functional requirements.

     Desktop hardware products are purchased in final form from various vendors. The products have been subjected to PictureTel's quality testing at the vendor site. These products are placed into inventory, and are shipped according to demand.

     Certain components and parts used in the Company's products are procured from a single source. The Company obtains parts only from one vendor, even where multiple sources are available, to maintain quality control and enhance the working relationship with suppliers. These purchases are made under existing contracts or purchase orders. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company's delivery of products and thereby adversely affect the Company's revenues and profits.

PATENTS AND COPYRIGHTS

     The Company's principal technology consists primarily of certain advances in video and audio compression algorithms, echo cancellation and audio signal processing, implemented in software and hardware configurations for use in PictureTel products. The Company has been issued a number of United States patents relating to the above described, which expire at various dates from 2007 to 2012. The Company has a number or additional patent applications pending in various countries including the United States, Canada, Europe and Japan and may in the future file additional applications. However, there can be no assurance that its current patents (or any additional patents that may be issued in the future) provide broad protection from the development of similar product technology by competitors of the Company. In the absence of broad patent protection, and despite the Company's reliance upon its proprietary confidential information, competitors of the Company may be able to use algorithms similar to those used by the Company to design and manufacture products that are directly competitive with the Company's products.

     The Company also protects its copyrightable software and related technology under U.S. and other countries' copyright laws by placing appropriate copyright notices that comply with the provisions of the U.S. Copyright Act and international copyright treaties and by entering into written agreements with its licensees.

EMPLOYEES

     At December 31, 1995, the Company had 1,182 full-time employees, of whom 562 were employed in sales, marketing and customer support, 323 in product development and engineering, 134 in manufacturing and 163 in administration and finance.

     The Company's continued success will depend in part on its ability to attract and retain highly skilled and motivated personnel who are in great demand throughout the industry.

     None of the Company's employees are represented by a labor union. The Company believes its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company's corporate offices and research, development and manufacturing facilities are located in two facilities in Danvers and Andover, Massachusetts, aggregating approximately 210,400 square feet and two facilities in Peabody, Massachusetts, aggregating approximately 81,500 square feet. The Danvers' lease expires in March 1997. The Andover lease agreement expires June of 1999. The Company leases 37,500 square feet of manufacturing space in Peabody under an agreement expiring in July 1996. Also in Peabody, the Company leases approximately 44,000 square feet under an agreement expiring December 1996. In October 1995 the Company entered into an agreement to lease approximately 300,000 square feet of space in Andover, Massachusetts beginning in July 1996. The Company plans to consolidate both facilities in Peabody, Massachusetts as well as the Danvers, Massachusetts facility into this new facility. This lease expires in July 2014.

     The Company also leases office space for its regional and branch sales and support offices in or near Boston and Waltham, Massachusetts; New York, New York; East Rutherford, New Jersey; Stamford, Connecticut; Washington, D.C.; Chicago, Illinois; Detroit, Michigan; Minneapolis, Minnesota; Atlanta, Georgia; Dallas and Houston, Texas; Los Angeles and San Francisco, California; St. Louis, Missouri; Philadelphia, Pittsburgh and King of Prussia, Pennsylvania; Denver, Colorado; Pompano Beach, Florida; Seattle, Washington; Phoenix, Arizona; Kansas City, Kansas; Cincinnati, Ohio.

ITEM 3. LEGAL PROCEEDINGS

     In December 1993, the Company was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint is alleging that certain of the Company's products infringe patent rights allegedly owned by Datapoint. The complaint seeks approximately $51 million in damages for alleged past infringement and an injunction against alleged future infringement. The Company believes that it has meritorious defenses to the allegations of the complaint, and continues to vigorously defend against the lawsuit. In the event the Company is found to be infringing a valid patent or patents in such proceedings, the Company could be required to pay damages for past infringement and cease the sale of products incorporating the infringing feature (or be required to take a license and pay royalties with respect to such patents). During the third quarter of 1995 the Company's motion for summary judgment was renewed and referred to a special master for decision. While there can be no assurance that the Company will prevail, the Company believes that it is unlikely that the outcome of the lawsuit would have a material adverse effect on the business or the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     The following table sets forth the high and low sale prices for the
Company's Common Stock for the periods indicated as reported by NASDAQ under the symbol PCTL. (All share prices were adjusted for 2:1 stock split in November
1995)

                                                                            HIGH         LOW
                                                                           -------     -------
1994
First Quarter..........................................................    $ 9.500     $ 6.625
Second Quarter.........................................................    $ 7.813     $ 5.000
Third Quarter..........................................................    $ 9.000     $ 5.875
Fourth Quarter.........................................................    $12.250     $ 7.750
1995
First Quarter..........................................................    $19.125     $11.125
Second Quarter.........................................................    $25.063     $17.000
Third Quarter..........................................................    $31.000     $21.188
Fourth Quarter.........................................................    $43.875     $20.750
1996
First Quarter (through March 15, 1996).................................    $44.734     $30.250

     As of March 15, 1996 there were approximately 2,081 holders of record of the Company's Common Stock.

                                DIVIDEND POLICY

     The Company has not paid any dividends on its Common Stock since its inception and presently intends to reinvest earnings for use in its business and to finance future growth. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        1991         1992         1993         1994         1995
                                      --------     --------     --------     --------     --------
Statement of Income Data:
Revenues..........................    $ 78,024     $141,409     $176,252     $255,193     $346,758
Income before extraordinary credit
  and cumulative effect of change
  in accounting principle.........       4,021        8,387        7,384        4,579       19,626
Extraordinary credit, tax benefit
  of net operating loss and tax
  credit carryforwards............       1,930        2,272           --           --           --
Cumulative effect of change in
  accounting principle............          --           --        1,042           --           --
Net income........................       5,951       10,659        8,426        4,579       19,626
Net income per common and common
  equivalent share(1)(2):
Income before extraordinary credit
  and cumulative effect of change
  in accounting principle.........    $   0.14     $   0.26     $   0.24     $   0.15     $   0.56
Extraordinary credit..............        0.07         0.07           --           --           --
Cumulative effect of change in
  accounting principle............          --           --         0.03           --           --
                                      --------     --------     --------     --------     --------
Net income........................    $   0.21     $   0.33     $   0.27     $   0.15     $   0.56
                                      ========     ========     ========     ========     ========
Weighted average shares
  outstanding(1)(2)...............      27,746       31,868       31,486       31,354       35,014
Balance Sheet Data:
Working capital...................    $109,460     $ 55,334     $ 48,399     $118,922     $139,396
Total assets......................     144,857      165,713      187,425      216,699      288,141
Total short-term debt.............       2,038        7,643        6,651       10,452        2,840
Total long-term debt..............       3,915        4,685        4,367        3,015       12,804
Stockholders' equity..............     119,623      132,128      146,939      153,236      200,822

- ---------------

(1) Net income per common and common equivalent share is based on the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding during the period. All common and common equivalent share and per share amounts have been retroactively restated to reflect the two-for-one common stock split effected by a 100% common stock dividend paid during the fourth quarter of 1995.

(2) The Company has not paid dividends on its Common Stock since its inception. The Company intends to reinvest earnings for use in its business and to finance future growth. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


     The following table sets forth, for the periods indicated, the percentage of Revenues for certain items in the Company's Statement of Income for each period:

                                                                      YEARS ENDED DECEMBER 31,
                                                                      -------------------------
                                                                      1993      1994      1995
                                                                      -----     -----     -----
Revenues..........................................................    100.0%    100.0%    100.0%
Cost of sales.....................................................     44.3      50.6      50.5
Gross margin......................................................     55.7      49.4      49.5
Selling, general and administrative...............................     34.2      32.4      29.2
Research and development..........................................     16.6      15.0      13.3
Total operating expenses..........................................     50.8      47.4      42.5
Operating income..................................................      4.9       2.0       7.0
Interest income, net..............................................      1.3       0.7       0.9
Other income, net.................................................      0.2        --        --
Income before provision for income taxes..........................      6.4       2.7       7.9
Provision for income taxes........................................      2.2       0.9       2.2
Net income(1).....................................................      4.8       1.8       5.7

- ---------------

(1) Includes the cumulative effect of change in accounting principle of $1,042,000, or 0.6% of revenues, for the year ended December 31, 1993.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

     Revenues. The Company's revenues increased $91,565,000, or 36%, in 1995 from 1994. The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was partially offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, especially in the personal desktop products, as well as a shift in distribution channel mix with approximately 67% of revenue now coming from the indirect channels. Videoconferencing system sales accounted for approximately 85% of the Company's revenues in 1995 and 1994. Sales of group and desktop videoconferencing products accounted for 70% and 15%, respectively, of revenues for 1995, compared with 76% and 9%, respectively, for 1994. In addition, sales of bridge products accounted for approximately 7% of the Company's revenues for 1995 compared to approximately 6% for 1994. The balance of the revenues in 1995 and 1994 were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems.

     The Company's revenues from sales to foreign markets were approximately $147,981,000 in 1995 compared to approximately $108,118,000 in 1994 representing 43% and 42%, respectively of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

     Gross Margin. The Company's gross margin increased $45,561,000 or 36%, in 1995 compared to 1994. Gross margin as a percentage of revenues was 49% in 1995 and 1994. Gross margin as a percentage of revenues remained consistent primarily as a result of continued product material cost reductions and decreasing overhead costs offset by an increased percentage of volume through the indirect channels and a higher percentage of revenues coming from the Company's lower-margin videoconferencing system products. The latter two trends are expected to continue and may impact future gross margins.

     Selling, General and Administrative. Selling, general and administrative expenses increased $18,611,000 or 23% from 1994 and decreased as a percentage of revenues to 29% from 32%. The dollar increase in spending resulted primarily from the worldwide marketing focus associated with expanding indirect channels and new product launches, as well as increased commission expense. In addition, the Company has provided additional sales, general and administrative personnel in order to support the Company's overall growth.

     Research and Development. Research and development expenses increased $7,857,000, or 21% in 1995 from 1994 and were 13% and 15%, respectively, of revenues for 1995 and 1994. Research and development expenditures, prior to the capitalization of software costs, were $50,431,000 in 1995 and $41,243,000 in 1994 or 15% and 16% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $4,247,000 in 1995 and $2,916,000 in 1994 representing 8% and 7% of research and development expenditures, respectively.

     Operating Income. Although gross margin as a percentage of sales has not increased over 1994, operating income as a percentage of sales increased due to a decline in operating expenses as a percentage of sales.

     Net Interest Income (Expense). Net interest income increased to $3,152,000 in 1995 from $1,841,000 in 1994. The increase was primarily the result of higher interest earning portfolio balances.

     Other Income (Expense). Other income of $87,000 in 1995 consists primarily of net gains on foreign currency transactions. Other expense of $101,000 in 1994 consists primarily of net losses on foreign currency transactions.

     Income Taxes. The Company's effective tax rate for 1995 and 1994 was 29% and 34% respectively, and 1995 was lower than the federal statutory rate primarily due to the change in deferred asset valuation allowance.

     Forward-Looking Statements. This section, as well as other portions of this document, includes certain forward-looking statements about the Company's business and new products, sales and expenses, effective tax rate and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to security analysts and investors from time to time. Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed below in "Factors Affecting Future Results" in this document.

     Factors Affecting Future Results. The Company continues to seek improvement in operating results through the introduction of new products, cost reductions in existing products, and finding new channels of distribution. However, there can be no assurance that the Company will be successful in its efforts.

     Announcements by competitors indicate that the Company may face increased competition in group and desktop videoconferencing systems. The potential increase in competition may lead to decrease in average selling prices and declining margins in both group and desktop videoconferencing systems, which may impact the Company's growth. In addition, the Company may experience competition in the continued development of indirect channels.

     The Company's operating results may also be affected by delays from key suppliers and other factors such as seasonal patterns of spending by customers and changes in general economic conditions.

     Historically, a significant portion of the Company's shipments have been made in the last month of each quarter. As a result, a shortfall in revenue compared to expectation may not evidence itself until late in the quarter.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO THE YEAR ENDED DECEMBER 31, 1993

     Revenues. The Company's revenues increased $78,941,000, or 45% in 1994 from 1993. The increase in revenue was primarily a result of an increase in videoconferencing system unit shipments in 1994 from 1993. The growth was partially offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, as well as a shift in distribution channel mix to a greater volume through indirect channels. Videoconferencing systems sales accounted for approximately 85% of the Company's revenues for 1994 compared to approximately 83% in 1993. In addition, the sale of bridge products accounted for approximately 6% of the Company's revenues in 1994 compared to 7% in 1993. The balance of revenues in 1994 and 1993 were primarily from maintenance services and the sales of video modems and stand-alone codecs.

     The Company's revenues from sales to foreign markets were approximately $108,118,000 in 1994 compared to approximately $68,636,000 in 1993, representing 42% and 39%, respectively, of total revenues.

     Gross Margin. The Company's gross margin increased $27,913,000, or 28%, in 1994 compared to 1993. Gross margin as a percentage of revenues declined to 49% in 1994 from 56% in 1993. The decline in gross margin as a percentage of revenues was primarily the result of a higher percentage of revenues coming from the Company's lower-margin videoconferencing system products and an increased percentage of volume through indirect channels.

     Selling, General and Administrative. Selling, general and administrative expenses increased $22,244,000, or 37% in 1994 from 1993 and decreased as a percentage of revenues to 32% in 1994 from 34% in 1993. The dollar increase in spending resulted primarily from the expansion of the Company's international and domestic sales force. The Company has also added marketing and administrative personnel in order to support the Company's overall growth.

     Research and Development. Research and development expenses increased $9,135,000, or 31%, in 1994 from 1993, and were 15% and 17%, respectively, of revenues for 1994 and 1993. Research and development expenditures, prior to capitalization of software development costs, were $41,243,000 in 1994 and $33,357,000 in 1993 or 16% and 19% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $2,916,000 in 1994 and $4,165,000 in 1993 representing 7% and 12% of research and development expenditures, respectively.

     Net Interest Income (Expense). Net interest income decreased to $1,841,000 in 1994 from $2,371,000 in 1993. The decrease was primarily a result of lower interest earning portfolio balances.

     Other Income (Expense). Other expense of $101,000 in 1994 consists primarily of net losses on foreign currency transactions. Other income of $314,000 in 1993 consists primarily of realized gains from the sale of assets and net losses on foreign currency transactions.

     Income Taxes. The Company's effective tax rate for 1994 and 1993 was 34% and 35%, respectively, and in 1994 was lower than the federal statutory rate primarily due to the combined effects of research and developments credits, foreign tax rates and losses for which no tax benefits were available and the change in deferred asset valuation allowance.

                        LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995 the Company had $39,476,000 in cash and cash equivalents, $20,463,000 in short-term marketable securities and $34,084,000 in long-term marketable securities. During the year ended December 31, 1995 the Company generated $18,825,000 in net cash from operating activities. The primary use of cash during 1995 was to fund the growth in working capital items such as accounts receivable and inventories of $32,707,000 and $12,130,000, respectively, as well as additions to property and equipment of $16,251,000. Accounts receivable increased more than sales as a percentage in 1995 compared with 1994 due to increased foreign sales and sales to distributors and dealers which typically have longer collection cycles. Capital expenditures in 1996 are projected to be approximately $30,000,000 including leasehold improvements related to the newly leased property for the Company's corporate office and manufacturing facilities.

     The Company has available for borrowing up to $17,000,000 under its revolving credit agreement and approximately $3,400,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At December 31, 1995 there was $12,226,000 outstanding under the revolving credit agreement and $557,000 outstanding under the foreign lines of credit. At December 31, 1995, the Company had $2,861,000 outstanding and $7,000,000 available to be borrowed under various leasing lines.

     The Company believes that funds from operations, equipment lease financing, borrowings under its various credit agreements and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's foreseeable operating and capital requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:


        PICTURETEL CORPORATION
        Index to Financial Statements and Supplementary Data
        Financial Statements:
          Report of Independent Accountants.......................................    page 21
          Consolidated Statements of Income.......................................    page 22
          Consolidated Balance Sheets.............................................    page 23
          Consolidated Statements of Stockholders' Equity.........................    page 24
          Consolidated Statements of Cash Flows...................................    page 25
          Notes to Consolidated Financial Statements..............................    page 26
        Supplementary Data:
          Report of Independent Accountants.......................................    page 37
          Schedule II Valuation and Qualifying Accounts...........................    page 38

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PICTURETEL CORPORATION:

     We have audited the accompanying consolidated balance sheets of PictureTel Corporation as of December 31, 1994 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PictureTel Corporation as of December 31, 1994 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the financial statements, the Company changed its method of accounting for income taxes in 1993.

/S/ COOPERS & LYBRAND L.L.P.
COOPERS & LYBRAND L.L.P.

BOSTON, MASSACHUSETTS
FEBRUARY 20, 1996

                             PICTURETEL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1993         1994         1995
                                                             --------     --------     --------
Revenues.................................................    $176,252     $255,193     $346,758
Cost of sales............................................      78,011      129,039      175,043
                                                             --------     --------     --------
Gross margin.............................................      98,241      126,154      171,715
Operating expenses:
Selling, general and administrative......................      60,374       82,618      101,229
Research and development.................................      29,192       38,327       46,184
                                                             --------     --------     --------
Total operating expenses.................................      89,566      120,945      147,413
                                                             --------     --------     --------
Income from operations...................................       8,675        5,209       24,302
Other income (expense):
Interest income..........................................       3,375        2,826        4,123
Interest expense.........................................       1,004          985          971
Other income (expense), net..............................         314         (101)          87
                                                             --------     --------     --------
Income before provision for income taxes and cumulative
  effect of change in accounting principle...............      11,360        6,949       27,541
Provision for income taxes...............................       3,976        2,370        7,915
                                                             --------     --------     --------
Income before cumulative effect of change in accounting
  principle..............................................       7,384        4,579       19,626
Cumulative effect of change in accounting principle......       1,042           --           --
                                                             --------     --------     --------
Net income...............................................    $  8,426     $  4,579     $ 19,626
                                                             ========     ========     ========
Net income per common and common equivalent share:
Income before cumulative effect of change in accounting
  principle..............................................    $   0.24     $   0.15     $   0.56
Cumulative effect of change in accounting principle......        0.03           --           --
                                                             --------     --------     --------
Net income...............................................    $   0.27     $   0.15     $   0.56
                                                             ========     ========     ========
Weighted average common and common equivalent shares
  outstanding............................................      31,486       31,354       35,014
                                                             ========     ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1994         1995
                                                                         --------     --------
ASSETS
Current assets:
  Cash and cash equivalents..........................................    $ 24,347     $ 39,476
  Marketable securities..............................................      50,354       20,463
  Accounts receivable less allowance for doubtful accounts of $1,785
     and $1,791......................................................      65,155       97,735
  Inventories........................................................      31,679       43,791
  Deferred taxes, net................................................       5,131        6,665
  Other current assets...............................................       2,704        5,781
                                                                         --------     --------
     Total current assets............................................     179,370      213,911
Marketable securities................................................       3,226       34,084
Deferred taxes, net..................................................       3,272        6,000
Property and equipment, net..........................................      19,417       22,515
Capitalized software costs, net......................................       4,163        5,073
Other assets.........................................................       7,251        6,558
                                                                         --------     --------
  Total assets.......................................................    $216,699     $288,141
                                                                         --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings..............................................    $  6,969     $    557
  Accounts payable...................................................      18,335       25,639
  Accrued compensation and benefits..................................       6,357        9,881
  Accrued expenses...................................................      10,677       16,646
  Income taxes.......................................................         922           --
  Current portion of capital lease obligations.......................       3,483        2,283
  Deferred revenue...................................................      13,705       19,509
                                                                         --------     --------
     Total current liabilities.......................................      60,448       74,515
Long-term borrowings.................................................          --       12,226
Capital lease obligations............................................       2,860          578
Other long-term liabilities..........................................         155           --
Commitments (Notes 6 and 7)
Stockholders' equity:
Preference stock, $.01 par value; 15,000,000 shares authorized; none
  issued.............................................................          --           --
Common stock, $.01 par value; 80,000,000 shares authorized;
  30,717,800 and 32,723,444 shares issued and outstanding at December
  31, 1994 and 1995..................................................         307          328
Additional paid-in capital...........................................     145,999      173,379
Retained earnings....................................................       7,796       27,422
Cumulative translation adjustment....................................        (452)        (531)
Unrealized (loss) gain on marketable securities, net.................        (414)         224
                                                                         --------     --------
  Total stockholders' equity.........................................     153,236      200,822
                                                                         --------     --------
  Total liabilities and stockholders' equity.........................    $216,699     $288,141
                                                                         --------     --------

   The accompanying notes are an integral part of the consolidated financial statements.

                      PICTURETEL CORPORATION CONSOLIDATED

                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, 1995
                             (DOLLARS IN THOUSANDS)
                                                      COMMON STOCK         ADDITIONAL                             CUMULATIVE
                                                  ----------------------    PAID-IN     RETAINED     UNEARNED     TRANSLATION
                                                   SHARES      PAR VALUE    CAPITAL     EARNINGS   COMPENSATION   ADJUSTMENT
                                                  ---------    ---------   ----------   --------   ------------   -----------
Balance, December 31, 1992......................  30,048,482     $ 300      $137,536    $(5,209)      $ (142)        $(357)
Exercise of employee stock options and related
  tax benefit...................................     249,208         3         1,585         --           --            --
Cumulative change in accounting principle.......          --        --         4,857         --           --            --
Amortization of unearned compensation...........          --        --            --         --          102            --
Foreign currency translation adjustment.........          --        --            --         --           --          (162)
Net income......................................          --        --            --      8,426           --            --
                                                  ----------     -----      --------    -------       ------         -----
Balance, December 31, 1993......................  30,297,690      303       143,978      3,217          (40)         (519)
Exercise of employee stock options and related
  tax benefit...................................     420,110         4         2,021         --           --            --
Amortization of unearned compensation...........          --        --            --         --           40            --
Foreign currency translation adjustment.........          --        --            --         --           --            67
Unrealized loss on marketable securities, net...          --        --            --         --           --            --
Net income......................................          --        --            --      4,579           --            --
                                                  ----------     -----      --------    -------       ------         -----
Balance, December 31, 1994......................  30,717,800      307       145,999      7,796           --          (452)
Exercise of employee stock options and related
  tax benefit...................................   1,873,650        19        26,229         --           --            --
Employee stock purchase plan shares.............     131,994         2         1,151         --           --            --
Foreign currency translation adjustment.........          --        --            --         --           --           (79)
Unrealized gain on marketable securities, net...          --        --            --         --           --            --
Net income......................................          --        --            --     19,626           --            --
                                                  ----------     -----      --------    -------       ------         -----
Balance, December 31, 1995......................  32,723,444     $ 328      $173,379    $27,422       $   --         $(531)
                                                  ==========     =====      ========    =======       ======         =====

                                                    UNREALIZED
                                                  (LOSS) GAIN ON        TOTAL
                                                    MARKETABLE      STOCKHOLDERS'
                                                  SECURITIES, NET      EQUITY
                                                  ---------------   -------------
Balance, December 31, 1992......................       $  --          $ 132,128
Exercise of employee stock options and related
  tax benefit...................................          --              1,588
Cumulative change in accounting principle.......          --              4,857
Amortization of unearned compensation...........          --                102
Foreign currency translation adjustment.........          --               (162)
Net income......................................          --              8,426
                                                       -----          ---------
Balance, December 31, 1993......................          --            146,939
Exercise of employee stock options and related
  tax benefit...................................          --              2,025
Amortization of unearned compensation...........          --                 40
Foreign currency translation adjustment.........          --                 67
Unrealized loss on marketable securities, net...        (414)              (414)
Net income......................................          --              4,579
                                                       -----          ---------
Balance, December 31, 1994......................        (414)           153,236
Exercise of employee stock options and related
  tax benefit...................................          --             26,248
Employee stock purchase plan shares.............          --              1,153
Foreign currency translation adjustment.........          --                (79)
Unrealized gain on marketable securities, net...         638                638
Net income......................................          --             19,626
                                                       -----          ---------
Balance, December 31, 1995......................       $ 224          $ 200,822
                                                       =====          =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1993        1994        1995
                                                               --------    --------    --------
Cash flows from operating activities:
  Net income................................................   $  8,426    $  4,579    $ 19,626

Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     12,179      18,345      17,906
  Deferred taxes, net.......................................     (7,018)     (1,162)     (2,127)
  Cumulative effect of change in accounting principle.......     (1,042)         --          --
  Other non-cash items......................................       (167)         53         (79)

Changes in operating assets and liabilities:
  Accounts receivable.......................................    (19,611)    (16,682)    (32,707)
  Inventories...............................................     (8,306)     (7,384)    (12,130)
  Other assets..............................................     (3,830)     (3,364)     (2,401)
  Accounts payable..........................................      4,584       7,481       7,423
  Accrued compensation and benefits and accrued expenses....      2,726       5,693       9,472
  Income taxes, net.........................................      4,546         660       8,056
  Deferred revenue..........................................      2,971       5,384       5,786
                                                               --------    --------    --------
Net cash provided by (used in) operating activities.........     (4,542)     13,603      18,825

Cash flows from investing activities:
  Purchase of marketable securities.........................    (75,858)    (19,014)    (71,772)
  Proceeds from marketable securities.......................     80,616      38,182      70,902
  Additions to property and equipment.......................    (11,129)    (14,335)    (16,251)
  Proceeds from disposals of property and equipment.........         54          --          --
  Capitalized software costs................................     (4,165)     (2,916)     (4,247)
  Purchase of intangible asset..............................     (2,006)         --          --
                                                               --------    --------    --------
Net cash provided by (used in) investing activities.........    (12,488)      1,917     (21,368)

Cash flows from financing activities:
  Change in short-term borrowings...........................     (2,392)      4,944      (6,412)
  Proceeds from long-term borrowings........................         --          --      12,226
  Proceeds from sale/leaseback of equipment.................      5,048       2,483          --
  Principal payments under capital lease obligations........     (3,954)     (5,533)     (3,482)
  Proceeds from exercise of stock options...................      1,018       2,025      13,786
  Proceeds from stock purchase plan.........................         --          --       1,153
                                                               --------    --------    --------
Net cash provided by (used in) financing activities.........       (280)      3,919      17,271
Effect of exchange rate changes on cash.....................       (206)     (2,013)        401
                                                               --------    --------    --------
Net increase (decrease) in cash and cash equivalents........    (17,516)     17,426      15,129
Cash and cash equivalents at beginning of year..............     24,437       6,921      24,347
                                                               --------    --------    --------
Cash and cash equivalents at end of year....................   $  6,921    $ 24,347    $ 39,476
                                                               --------    --------    --------
Interest paid...............................................   $    975    $    938    $    958
                                                               --------    --------    --------
Income taxes paid...........................................   $  6,471    $  2,782    $  2,893
                                                               ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF THE BUSINESS:

     PictureTel Corporation (the "Company"), operates in one business segment, the development, manufacture, marketing and servicing of videoconferencing equipment.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     Certain financial statement items have been reclassified to conform to the current year's format.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's non-U.S. subsidiaries, where the local currency is the functional currency, are translated using exchange rates in effect at the end of the year for assets and liabilities and average exchange rates during the year for results of operations. Related translation adjustments are reported as a separate component of stockholders' equity.

FOREIGN EXCHANGE CONTRACTS

     The Company has entered into foreign currency forward contracts as a hedge against specific inter-company and foreign currency receivable transactions. Forward contracts involve agreements to purchase or sell foreign currencies at specific rates at future dates. The Company's hedging activities do not subject the Company to exchange rate risk because the gains and losses on these contracts offset the losses and gains on the assets, liabilities, and transactions being hedged. The contract premiums or discounts are amortized over the life of the foreign exchange contracts and are recognized in other income. At December 31, 1994 and 1995 the Company had contracts maturing through August 1996 to purchase $17,315,000 and $21,779,000, respectively, in foreign currency (British pounds, French francs, German marks, Japanese yen, Swiss francs, Swedish krona and Australian dollars). Cash flows resulting from hedging contracts are classified in the same category as the cash flows from the items being hedged. The carrying amount of the foreign currency forward contracts is the fair value which is estimated by obtaining market prices.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company classifies all marketable securities as available for sale. They are carried at their fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Those instruments with maturities between three months and twelve months are considered to be short-term marketable securities and investments with maturities of greater than one year are classified as long-term marketable securities. At December 31, 1994 and 1995 cash equivalents and marketable securities primarily consist of U.S. government securities, corporate and municipal issues and commercial paper.

     The amortized cost of marketable securities is adjusted for the amortization of premiums and accretion of discounts over the life of the security. Such amortization and interest are included in interest income. Realized gains and losses are included in other income.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

    Equipment................................. 2-5 years
    Equipment and furniture under capital
      leases.................................. 3-5 years
    Furniture and fixtures.................... 3-5 years
                                               Estimated useful life or term of the lease, if
    Leasehold improvements.................... shorter

     Maintenance and repairs are charged to expense as incurred. Significant improvements are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts and any resulting gain or loss is included in the determination of net income.

RESEARCH AND DEVELOPMENT AND CAPITALIZED SOFTWARE COSTS

     Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software production costs incurred subsequent to the establishment of technological feasibility are capitalized until the product is available for general release to customers. Amortization is based on the greater of (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated life of the product.

     During the years ended December 31, 1993, 1994, and 1995, the Company capitalized approximately $4,165,000, $2,916,000, and $4,247,000, respectively, of software costs. During the years ended December 31, 1993, 1994, and 1995, the Company amortized approximately $2,081,000, $3,973,000, and $3,337,000, respectively, of software costs.

OTHER ASSETS

     Included in other assets are intangible assets which consist primarily of intellectual property rights and non-compete agreements which are amortized over their estimated useful life, which range from eighteen to thirty-six months. Also included in other assets are prepaid royalties which are charged to cost of sales upon recognition of the related revenue.

REVENUE RECOGNITION

     Revenue from product sales is recognized upon shipment or in accordance with contractual acceptance terms. Revenue from maintenance contracts is recognized ratably over the term of the contract. Allowances for estimated future product returns and price protection under the Company's agreements with its distributors and resellers are provided in the same period as the related revenues.

WARRANTY

     The Company provides a warranty for parts and labor on its products. Warranty periods are generally one year from installation date on sales to end-users and one year from delivery date on sales to distributors. In addition, warranty periods for certain software products, repairs, and upgraded parts are 90 days upon receipt. Estimated costs related to warranty are accrued at the time of revenue recognition.

INCOME TAXES

     The Company provides for the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Pursuant to the adoption of the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the net cumulative effect of change in accounting principle was $5,899,000 of which $1,042,000 was recorded as a credit to income due to net operating loss and tax credit carryforwards and $4,857,000 was recorded as a credit to additional paid-in capital due to the tax effect of stock options.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per common and common equivalent share is based on the weighted average number of shares of common and common equivalent shares (stock options) outstanding during the period.

     Fully diluted earnings per common and common equivalent share did not differ materially from primary earnings per common and common equivalent share.

CONCENTRATIONS

  Credit Risk

     The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses and such losses have been within management's expectations.

     The Company invests its excess cash primarily in deposits with a commercial bank, U.S. government securities, corporate and municipal issues, and commercial paper, and any such losses recognized have been immaterial.

  Suppliers

     Certain components and parts used in the Company's products are procured from a single source. The Company obtains parts only from one vendor, even where multiple sources are available, to maintain quality control and enhance the working relationship with suppliers. These purchases are made under existing contracts or purchase orders. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company's delivery of products and thereby adversely affect the Company's revenues and profits.

NEWLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires that an impairment loss be recognized for long-lived assets and certain identifiable intangibles when the carrying amounts of these assets may not be recoverable. The Company will adopt SFAS 121 in 1996 and does not expect the adoption to have a material impact on the Company's results of operations or financial position.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement establishes accounting and reporting standards for stock-based employee compensation plans. While the Company is reviewing the adoption and impact of SFAS 123, it expects to adopt the disclosure-only alternative and accordingly this standard will not have a material impact on the Company's results of operations or financial position.

3.   INVENTORIES:

     Inventories consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1994        1995
                                                                           -------     -------
Purchased parts........................................................    $ 7,208     $11,492
Work in process........................................................      2,464       3,252
Finished goods.........................................................     22,007      29,047
                                                                           -------     -------
                                                                           $31,679     $43,791
                                                                           =======     =======

4.   MARKETABLE SECURITIES:

     At December 31, 1994 and 1995, marketable securities can be summarized as follows (in thousands):

                                                              1994                       1995
                                                     ----------------------     ----------------------
                                                     AMORTIZED     CARRYING     AMORTIZED     CARRYING
                                                       COST         VALUE         COST         VALUE
                                                     ---------     --------     ---------     --------
U. S. Government and its agencies................     $35,993       $35,458      $45,983       $46,252
Municipal Issues.................................      18,224        18,122        8,217         8,295
                                                      -------       -------      -------       -------
Marketable Securities............................     $54,217       $53,580      $54,200       $54,547
                                                      =======       =======      =======       =======

     Unrealized holding losses of $637,000 for 1994 and unrealized holding gains of $347,000 for 1995 are included as a separate component of stockholders' equity, net of tax. Realized gains of approximately $316,000, $84,000 and $107,000 from the sales of marketable securities are included in other income for the years ended December 31, 1993, 1994 and 1995, respectively.

At December 31, 1995 $20,463,000, or 36% of the Company's marketable securities have stated maturity dates within one year of the balance sheet date, the remaining securities have stated maturity dates within two years of the balance sheet date.

5.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1994        1995
                                                                           -------     -------
Equipment..............................................................    $32,884     $49,526
Equipment and furniture under capital leases...........................     11,890       7,867
Furniture and fixtures.................................................      4,507       6,166
Leasehold improvements.................................................      2,514       2,735
                                                                           -------     -------
                                                                            51,795      66,294
Less: Accumulated depreciation and amortization........................     32,378      43,779
                                                                           -------     -------
                                                                           $19,417     $22,515
                                                                           =======     =======

     At December 31, 1994 and 1995 accumulated depreciation amounted to $7,218,000 and $5,907,000 on equipment and furniture under capital leases.

     Depreciation expense for the years ended December 31, 1993, 1994, and 1995 was $8,938,000, $12,426,000 and $13,112,000, respectively.

6.   DEBT:

     On September 30, 1995, the Company amended its agreement to increase the amount of its unsecured revolving credit from $12,000,000 to $17,000,000 with an expiration date of October 1, 1997. This agreement requires interest payable at either the bank's rate, the adjusted eurocurrency rate plus one and one-eighth percent per annum or the bank's money market rate, and a commitment fee of one-quarter percent per annum, payable on any unused portion. The amended agreement provides that the principal portion of the borrowings be paid by the expiration date and, unlike the original agreement, contains no demand feature. Accordingly, the borrowings under the amended agreement are classified as long term borrowings at December 31, 1995.

     The unsecured revolving credit agreement contains certain financial covenants including the maintenance of a certain ratio of total liabilities to tangible net worth. At December 31, 1994 and 1995 the Company was in compliance with all covenants under this credit agreement.

     Local lines of credit are available for short-term advances of up to $3,400,000 to certain of the Company's foreign subsidiaries. These lines are guaranteed by the Company. The agreements require interest payable ranging from the bank's base rate plus one to one and one half of a percent per annum, and facility fees of up to one eighth of one percent of the facility amount per annum. A total of $557,000 was borrowed against these local lines of credit at December 31, 1995. At December 31, 1994 and 1995 the weighted average interest rate on outstanding short-term borrowings was 6.8% and 5.9%, respectively. The carrying amount of the short-term borrowings is a reasonable estimate of the fair value because of the short maturity of those instruments.

7.   COMMITMENTS:

     The Company has commitments under operating leases for office and manufacturing space. The facilities leases are for terms ranging from one to eighteen years. The leases usually contain provisions which allow for expansion, extension and termination. Total rent expense for operating leases was $4,027,000, $5,724,000 and $6,757,000 for the years ended December 31, 1993,
1994, and 1995, respectively. In October 1995 the Company entered into an eighteen year lease agreement for approximately 300,000 square feet of space in Andover, Massachusetts beginning in July 1996 at an annual rate of $3,000,000. The Company plans to consolidate both facilities in Peabody, Massachusetts as well as the Danvers, Massachusetts facility into this new facility.

     The Company is lessee under several capital lease and sale-leaseback agreements with third parties for certain equipment and furniture. The Company renegotiated its lease agreements in 1995 under which it can finance up to $7,000,000 in capital equipment. The Company has yet to utilize the available balance but does have $2,861,000 outstanding under previous lease agreements.

     Future minimum lease payments under capital and operating leases with initial or remaining terms of one year of more are (in thousands):
                                                                           CAPITAL     OPERATING
                                                                           LEASES       LEASES
                                                                           -------     ---------
1996...................................................................    $ 2,375      $ 8,304
1997...................................................................        643        6,750
1998...................................................................         --        5,402
1999...................................................................         --        4,382
2000...................................................................         --        3,239
Thereafter.............................................................         --       40,500
                                                                           -------      -------
Total future minimum lease payments....................................      3,018      $68,577
                                                                                        -------
Less estimated executory costs included in capital lease...............         20
                                                                           -------      -------
Net future minimum lease payments under capital lease..................      2,998
Less amount representing interest......................................        137
                                                                           -------      -------
Present value of net future minimum lease payments.....................      2,861
Less current portion...................................................      2,283
                                                                           -------      -------
Long-term obligation under capital leases..............................    $   578
                                                                           =======

8.   CAPITAL STOCK:

PREFERENCE STOCK

     The Company's Board of Directors is empowered to fix the terms and rights of the Preference Stock. Issuance of the Preference Stock limits the rights of the Common Stockholders.

COMMON STOCK

     On September 28, 1995, the Board of Directors authorized a two-for-one split of the Company's outstanding Common Stock (the "Stock Split") by means of a 100% stock dividend. All Common Stock and Common Stock equivalents and per share amounts have been retroactively restated to reflect the two-for-one split.

STOCKHOLDERS' RIGHTS AGREEMENT

     On March 25, 1992, the Board of Directors of the Company declared a dividend of one purchase right (a "Right") for every outstanding share of the Company's Common Stock. After giving effect to the split, each Right entitles the holder to purchase from the Company one two-hundredths of a share of Junior Preference Stock at a price of $90 per one two-hundredths of a share, subject to adjustment. The Rights will become exercisable on the fifteenth business day following the date of a public announcement that an acquiring person (as defined in the Rights Agreement, the definition of which provides for certain limited exclusions) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Company's outstanding Common Stock or on the fifteenth business day following the commencement of a tender offer or exchange offer that would result in an acquiring person owning 15% or more of the Company's outstanding Common Stock.

     If the Company were acquired in a merger or other business combination, or more than 25% of its assets or earning power were sold, each holder of a Right would be entitled to exercise such Right and thereby receive common stock of the acquiring company with a market value of two times the exercise price of the Right. If an acquiring person has acquired or obtained the right to acquire 15% of the Company's Common Stock, each holder of a Right, other than the acquiring person, will be entitled to receive shares of the Company's Common Stock having a market value of two times the exercise price of the Right. At any time the Company may redeem the Rights at a redemption price of $0.005 per Right. The Rights expire March 25, 2002.

EMPLOYEE STOCK PURCHASE PLAN

     On April 15, 1994 the Company adopted an Employee Stock Purchase Plan under which eligible employees are able to purchase shares of the Company's Common Stock at 85% of the market value at the date of the start of each six month option period or the end of such period, whichever is lower. Under the provisions of the Plan up to 1,000,000 shares are deliverable after the Stock Split. The first offering period commenced on September 1, 1994 and ended on February 28, 1995 with 72,956 shares issued at a purchase price of $6.375 per share; a second offering period commenced on March 1, 1995 and ended on August 30, 1995 with 59,038 shares issued at a purchase price of $11.635 per share. Therefore, there were a total of 131,994 shares issued under this Plan for the year ended December 31, 1995. A third offering period commenced on September 1, 1995 and ended on February 29, 1996.

STOCK OPTION PLANS

     Under the Company's 1984 Amended and Restated Stock Option Plan, employees and other persons who are in a position to make significant contributions to the success of the Company may be granted either non-statutory or incentive stock options to purchase up to 2,094,174 shares of Common Stock after the Stock Split. The options are exercisable as stipulated by the Board of Directors (or a Committee thereof) and will expire no more than ten years from the date of the grant. The incentive option price per share will not be less than the fair market value at the date of the grant. No new options will be issued as the Plan has been terminated.

     On November 14, 1989, the Company's shareholders approved the PictureTel Equity Incentive Plan. As of December 31, 1995 shareholders have authorized the issuance of up to 9,000,000 shares of post Stock Split Common Stock under the Plan. The Equity Incentive Plan permits the granting of non-statutory and incentive stock options, a variety of stock and stock-based awards and related benefits, and cash performance awards, which are in addition to option grants under the 1984 Amended and Restated Stock Option Plan, to employees and other persons who are in a position to make significant contributions to the success of the Company.

     Effective October 23, 1992, the Board of Directors adopted the 1992 Non-Employee Directors' Stock Option Plan. As of December 31, 1995 shareholders have authorized the issuance of up to 280,000 shares of post Stock Split Common Stock under the Plan to eligible non-employee directors. Under this Plan each nonemployee director at October 23, 1992 and each non-employee director subsequently elected receives, at October 23, 1992 or the director's first election date, a non-statutory option to purchase 40,000 shares of post Stock Split Common Stock at an exercise price equal to the fair market value of the stock on the effective date of grant. All options expire ten years after the effective date of grant, and such options become exercisable over a four year period.

     Certain stock options and warrants were granted, in previous years, at post Stock Split prices ranging from $2.25 to $4.25 per share, which was less than fair market value at the date of grant. Generally, vesting was required over a period of four years through 1994. Unearned compensation related to these options and warrants has been recognized ratably over the vesting period. Compensation expense charged to operations related to these grants was $102,000, $40,000, and $0 in 1993, 1994, and 1995 respectively.


     The following table summarizes stock option activity for 1993, 1994 and 1995:

                                                                 OPTION         OPTION PRICE
                                                                 SHARES            RANGE
                                                                ---------     ----------------
Outstanding at December 31, 1992............................    4,683,168     $1.125 -- $19.875
  Granted...................................................      995,700       8.00 --  12.875
  Canceled..................................................     (468,624)     1.125 --  19.875
  Exercised.................................................     (249,208)     1.125 --  11.875
                                                                ---------     -----------------
Outstanding at December 31, 1993............................    4,961,036      1.125 --   18.44
  Granted...................................................    2,102,300       6.00 --    9.75
  Canceled..................................................     (779,676)     3.745 --  12.875
  Exercised.................................................     (420,110)     1.125 --   11.75
                                                                ---------     -----------------
Outstanding at December 31, 1994............................    5,863,550      1.125 --   18.44
  Granted...................................................    1,089,524      11.28 --   35.13
  Canceled..................................................     (170,613)     1.125 --  31.815
  Exercised.................................................   (1,873,650)     1.125 --   14.00
                                                                ---------     -----------------
Outstanding at December 31, 1995............................    4,908,811     $1.125 -- $ 35.13
                                                                =========     =================

     At December 31, 1995 there were 1,811,854 fully exercisable stock options outstanding. In addition, there were 2,190,924 shares available for future grant.

9.   INCOME TAXES:

     Significant items making up total net deferred tax assets are as follows
(in thousands):


                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1994        1995
                                                                           -------     -------
Net operating loss and tax credit carryforwards........................    $ 8,497     $ 9,434
Inventory reserves.....................................................      3,506       2,889
Deferred revenue.......................................................      3,459       1,110
Other temporary timing differences.....................................      3,464       5,916
Valuation allowance....................................................    (10,523)     (6,684)
                                                                           -------     -------
Total net deferred tax assets..........................................    $ 8,403     $12,665
                                                                           =======     =======

     The valuation allowance primarily offsets the deferred benefit of certain foreign net operating loss and federal and state tax credit carryforwards whose benefit is uncertain. The Company has recorded a deferred tax asset of approximately $4,500,000 reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset has been fully reserved until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this $4,500,000 deferred tax asset will be recorded as a credit to additional paid-in capital when realized.


     The provision for income taxes consisted of the following (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1993        1994        1995
                                                                -------     -------     -------
Federal income taxes:
  Currently payable.........................................    $ 3,878     $ 1,613     $ 7,311
  Deferred..................................................     (1,302)       (595)     (1,840)
State income taxes:
  Currently payable.........................................        645         671       1,301
  Deferred..................................................         38        (567)       (119)
Foreign taxes:
  Currently payable.........................................        572       1,248       1,430
  Deferred..................................................        145          --        (168)
                                                                -------     -------     -------
Total.......................................................    $ 3,976     $ 2,370     $ 7,915
                                                                =======     =======     =======

     The differences between the statutory federal income tax rate and the Company's effective income tax rate were as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                                       1993      1994      1995
                                                                       -----     -----     ----
Statutory federal income tax rate..................................     35.0%     35.0%    35.0%
State income tax, net of federal tax benefit.......................      3.6       0.8      5.1
Federal and state tax credits from research and development........    (14.3)    (30.1)    (1.9)
Foreign tax rates and losses not tax benefited.....................     (5.6)     (5.1)    (1.0)
Change in deferred asset valuation reserve.........................     15.8      31.5     (8.8)
Other..............................................................      0.5       2.0      0.3
                                                                       -----     -----     ----
Effective tax rate.................................................     35.0%     34.1%    28.7%
                                                                       =====     =====     ====

     At December 31, 1995, the Company had remaining net operating loss ("NOL") carryforwards available of approximately $5,299,000 to offset future federal taxable income. The Company also has unused federal research and development tax credits of approximately $2,813,000. The NOL and tax credit carryforwards expire at various dates through the year 2009. As a result of prior equity issuances, the Company's use of NOL carryforwards incurred prior to July 1988 is subject to certain annual limitations. At December 31, 1995 the available NOL carryforwards have an annual limitation amount of approximately $662,000 that may be used to reduce the Company's taxable income in the future.

10. EMPLOYEE BENEFIT PLANS:

     The Company has a defined contribution profit sharing plan, including features under Section 401(k) of the Internal Revenue Code, which will provide retirement benefits to its employees. The Plan covers substantially all employees of the Company and eligible participants may contribute up to 15% of their pay on a pretax basis subject to annual dollar limits established by the Internal Revenue Code and plan limitations. In 1993 and 1994 the Company voted to contribute approximately $175,000 and $353,000 to the Plan, respectively. In 1995 the Company agreed to provide a 50% matching contribution up to the first 3% of each participant's eligible compensation. The Company's matching contribution to the Plan was $661,000 in 1995.

11. GEOGRAPHIC DATA & MAJOR CUSTOMERS:

     The Company's operations involve a single industry segment-the development, manufacture, marketing and servicing of videoconferencing equipment. The Company has subsidiaries in various foreign countries which sell the Company's products in their respective geographic areas. Revenues are reflected in the geographic areas from which the sales are made. Financial information, summarized by geographic area, is as follows (in thousands):

                                         UNITED                  ASIA/
                                         STATES      EUROPE     PACIFIC     ELIMINATIONS    CONSOLIDATED
                                        --------    --------    --------    ------------    ------------
YEAR ENDED DECEMBER 31, 1995:
Total revenues
  Unaffiliated customers.............   $231,740    $ 79,010    $ 36,008            --        $346,758
  Inter-company transfers............     80,300         701          --      $(81,001)             --
                                        --------    --------    --------      --------        --------
     Total...........................   $312,040    $ 79,711    $ 36,008      $(81,001)       $346,758
                                        --------    --------    --------      --------        --------
Income (loss) from operations........   $ 23,131    $ (1,515)   $  1,037      $  1,649        $ 24,302
                                        --------    --------    --------      --------        --------
Identifiable assets..................   $193,496    $ 42,196    $ 17,434      $(26,254)       $226,872
                                        --------    --------    --------      --------
Corporate assets.....................                                                           61,269
                                                                                              --------
     Total assets....................                                                         $288,141
                                                                                              ========
YEAR ENDED DECEMBER 31, 1994
Total revenues
  Unaffiliated customers.............   $164,176    $ 62,876    $ 28,141            --        $255,193
  Inter-company transfers............     59,268          --          --      $(59,268)             --
                                        --------    --------    --------      --------        --------
     Total...........................   $223,444    $ 62,876    $ 28,141      $(59,268)       $255,193
Income from operations...............   $  4,026    $    604    $    926      $   (347)       $  5,209
                                        --------    --------    --------      --------        --------
Identifiable assets..................   $134,515    $ 29,919    $ 14,642      $(20,429)       $158,647
                                        --------    --------    --------      --------
Corporate assets.....................                                                           58,052
                                                                                              --------
     Total assets....................                                                         $216,699
                                                                                              ========
YEAR ENDED DECEMBER 31, 1993
Total revenues
  Unaffiliated customers.............   $133,669    $ 28,404    $ 14,179            --        $176,252
  Inter-company transfers............     25,524          --          --      $(25,524)             --
                                        --------    --------    --------      --------        --------
     Total...........................   $159,193    $ 28,404    $ 14,179      $(25,524)       $176,252
                                        ========    ========    ========      ========        ========
Income (loss) from operations........   $  8,724    $ (1,548)   $  1,622      $   (123)       $  8,675
                                        ========    ========    ========      ========        ========
Identifiable assets..................   $104,779    $ 21,979    $  9,965      $(22,700)       $114,023
                                        --------    --------    --------      --------
Corporate assets.....................                                                           73,402
                                                                                              --------
     Total assets....................                                                         $187,425
                                                                                              ========

     The United States inter-company transfers primarily represent shipments of systems to international subsidiaries. The inter-company transfers of systems are made at transfer prices which approximate cost to distributors plus an appropriate mark up, and are eliminated from consolidated revenues. Corporate assets consist primarily of marketable securities.


Export sales to unaffiliated customers from the Company's United States operations were as follows (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1993        1994        1995
                                                                -------     -------     -------
Europe......................................................    $10,077     $ 2,552     $ 2,693
Canada......................................................      7,965       5,989       8,341
Asia/Pacific................................................      5,486       4,703      13,220
Other.......................................................      2,525       3,857       8,709
                                                                -------     -------     -------
                                                                $26,053     $17,101     $32,963
                                                                =======     =======     =======

In 1993 one customer accounted for 13% of total revenues. In 1994 and 1995 no customer accounted for 10% or more of total revenues.

12. UNAUDITED INTERIM FINANCIAL INFORMATION

Quarterly financial information is as follows (in thousands, except per share data):

                                                      FIRST      SECOND       THIRD       FOURTH
                                                     QUARTER     QUARTER     QUARTER     QUARTER
                                                     -------     -------     -------     --------
1995
Revenues.........................................    $74,156     $80,489     $90,098     $102,015
Gross margin.....................................     37,798      41,039      44,335       48,543
Net income.......................................      3,088       4,155       5,223        7,160
Net income per common and common equivalent
  share..........................................    $  0.09     $  0.12     $  0.15     $   0.20
1994
Revenues.........................................    $53,748     $64,011     $63,314     $ 74,120
Gross margin.....................................     26,478      31,435      31,680       36,561
Net income.......................................        614         598         935        2,432
Net income per common and common equivalent
  share..........................................    $  0.02     $  0.02     $  0.03     $   0.08

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

     Our report on the consolidated financial statements of PictureTel Corporation is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)2 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 20, 1996

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                               CHARGED TO
                                            BALANCE AT         COSTS AND                     BALANCE AT
                                         BEGINNING OF YEAR      EXPENSES      DEDUCTIONS     END OF YEAR
                                         -----------------     ----------     ----------     -----------
YEAR ENDED DECEMBER 31, 1993:
Accounts receivable reserves.........        $1,011,000        $  667,000     $  301,000      $1,377,000
Inventory reserves...................        $1,683,000        $2,162,000     $1,311,000      $2,534,000
Warranty reserves....................        $  666,000        $1,644,000     $1,495,000      $  815,000

YEAR ENDED DECEMBER 31, 1994:
Accounts receivable reserves.........        $1,377,000        $  560,000     $  152,000      $1,785,000
Inventory reserves...................        $2,534,000        $2,376,000     $1,739,000      $3,171,000
Warranty reserves....................        $  815,000        $1,541,000     $  699,000      $1,657,000

YEAR ENDED DECEMBER 31, 1995:
Accounts receivable reserves.........        $1,785,000        $  430,000     $  424,000      $1,791,000
Inventory reserves...................        $3,171,000        $3,036,000     $3,339,000      $2,868,000
Warranty reserves....................        $1,657,000        $2,181,000     $1,343,000      $2,495,000

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item is incorporated by reference herein to information contained in "Election of Directors" in the definitive 1996 Proxy Statement.

ITEM 11: EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference herein to information contained in "Election of Directors" in the definitive 1996 Proxy Statement. (information in the 1996 Proxy Statement under "Report of the Compensation Committee" and "Performance Graph" is not incorporated by reference.)

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this time is incorporated by reference herein to information contained in "Security Ownership" in the definitive 1996 Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference herein to information contained in "Certain Relationships and Related Transactions" appearing in the definitive 1996 Proxy Statement.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1.    FINANCIAL STATEMENTS

        -- Report of Independent Accountants

        -- Consolidated Statements of Income for the Years ended December 31,
           1993, 1994 and 1995

        -- Consolidated Balance Sheets as of December 31, 1994 and 1995

        -- Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1993, 1994 and 1995

        -- Consolidated Statements of Cash Flows for the years ended December
           31, 1993, 1994 and 1995

        -- Notes to Consolidated Financial Statements

     2.    FINANCIAL STATEMENT SCHEDULES

        -- Report of Independent Accountants

        -- Schedule II -- Valuation and Qualifying Accounts

        -- Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

(B) REPORTS ON FORM 8-K

     None

(C) EXHIBITS
    EXHIBIT
    NUMBER                                      DESCRIPTION
    ------                                      -----------
    3.1        Third Restated Certificate of Incorporation of Registrant, effective June 10,
               1992(2)
    3.2        By-Laws as Amended September 13, 1994(6)
    4.1        Form of Common Stock Certificate (13)
    4.2        Shareholders' Rights Agreement between the Company and The First National Bank of Boston as Rights Agent, dated March 25, 1992(8)
    4.2.1      Form of Certificate of Designation with respect to Junior Preference Stock (9)
    4.2.2      Form of Rights Certificate (10)
    4.2.3      Summary of Purchase Rights (11)
    4.2.4      Amendment dated January 13, 1995 to item 4.2 (14)
               The Company hereby agrees to furnish to the Commission upon request copies of any long-term debt instruments not filed herewith because the securities authorized under any such instrument do not exceed ten percent of total assets of the Company and its consolidated subsidiaries.
    10.10      1984 Amended and Restated Stock Option Plan as amended through December 13,
               1988 (3)
    10.10.1    Amendment dated October 26, 1994 to item 10.10 (14)
    10.11      PictureTel Corporation Equity Incentive Plan as amended October 26, 1994 (14)
    10.11.1    Amendment dated June 29, 1995 to item 10.11 (20)

    EXHIBIT
    NUMBER                                      DESCRIPTION
    ------                                      -----------
    10.12      Employment Agreement between PictureTel Corporation and Norman E. Gaut dated
               July 29, 1988 (3)
    10.12.1    Amendment dated January 15, 1995 to the employment agreement between
               PictureTel Corporation and Norman Gaut dated July 29, 1988 (15)
    10.13      PictureTel Corporation 1994 Employee Stock Purchase Plan (12)
    10.14      Agreement between PictureTel Corporation and Les Strauss as amended through
               January 15, 1995 (16)
    10.15      Agreement between PictureTel Corporation and Khoa Nguyen as amended through
               March 6, 1995 (17)
    10.16      Agreement between PictureTel Corporation and Domenic J. LaCava as amended through January 17, 1995 (18)
    10.17      Agreement between PictureTel Corporation and Lawrence Bornstein as amended through January 16, 1995 (18)
    10.34      Form of Indemnification Agreement for directors and officers (1)
    10.44      Lease Agreement between PictureTel Corporation and Centennial Park dated April
               21, 1988. (3)
    10.45      401(k) Profit Sharing Retirement Plan as amended through July 1, 1994 (14)
    10.47      Lease Agreement between PictureTel Corporation and 100 Minuteman Limited partnership dated October 7, 1995 (filed herewith)
    10.50      Lease Agreement between PictureTel Corporation and the JMS Realty Trust dated
               October 22, 1990 (7)
    10.51      Lease Agreement between PictureTel Corporation and Andover Mills Realty
               Limited Partnership dated February 10, 1994 (14)
    10.54      Amended and Restated Employment Agreement between PictureTel Corporation and
               Brian L. Hinman dated June 1, 1990 ("Hinman Employment Agreement") (4)
    10.54.1    Separation and Termination Agreement between PictureTel Corporation and Brian
               L. Hinman dated December 31, 1990 (5)
    10.57      Non-exclusive License Agreement between PictureTel Corporation and Polycom
               Corporation dated January 4, 1991 (5)
    10.61      Lease Agreement between PictureTel Corporation and Comdisco, Inc., dated
               September 16, 1991. (7)
    10.62      Lease Agreement between PictureTel Corporation and BancBoston Leasing Inc., dated September 27, 1991 (7)
    10.63      Lease Agreement between PictureTel Corporation and Northwoods Business Park
               Tower Phase IV Realty Trust, dated November 25, 1991. (7)
    10.64      Distribution Agreement between PictureTel Corporation and American Telephone and Telegraph Company dated January 20, 1992 (confidential treatment requested) (7)
    21.1       Subsidiaries of the Company (filed herewith)
    23.1       Consent of Coopers & Lybrand L.L.P. (filed herewith)
    27.1       Financial Data Schedule as required by Item 601(c) of Regulation S-K (filed herewith).
    (1)        Incorporated by reference to the similarly numbered exhibit to Registrant's
               Registration Statement on Form S-1, Registration No. 33-6368, effective August
               12, 1986.
    (2)        Incorporated by reference to Exhibit 3.1.4 to Registrant's Quarterly Report on
               Form 10-Q for the quarter ended June 27, 1992.

    EXHIBIT
    NUMBER                                      DESCRIPTION
    ------                                      -----------
    (3)        Incorporated by reference to the similarly numbered exhibit to the
               Registrant's Annual Report on Form 10-K for the Year ended December 31, 1988.
    (4)        Incorporated by reference to the similarly numbered exhibit to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1990.
    (5)        Incorporated by reference to the similarly numbered exhibit to the
               Registrant's Registration Statement on Form S-1, No. 33-38983 effective April
               9, 1991.
    (6)        Incorporated by reference to Exhibit 1 to the Registrant's Current Report on
               Form 8-K filed September 14, 1994.
    (7)        Incorporated by reference to the similarly numbered exhibit to the
               Registrant's Annual Report on Form 10-K for the Year ended December 31, 1991.
    (8)        Incorporated by reference to Exhibit 1 to the Registrant's Registration of
               Certain Classes of Securities on Form 8-A dated March 26, 1992.
    (9)        Incorporated by reference to Exhibit 2 to the Registrant's Registration of
               Certain Classes of Securities on Form 8-A dated March 26, 1992.
    (10)       Incorporated by reference to Exhibit 3 to the Registrant's Registration of
               Certain Classes of Securities on Form 8-A dated March 26, 1992.
    (11)       Incorporated by reference to Exhibit 4 to the Registrant's Registration of
               Certain Classes of Securities on Form 8-A dated March 26, 1992.
    (12)       Incorporated by reference to Exhibit 4 to the Registrant's Registration
               Statement on Form S-8, No. 33-81848, effective July 22, 1994.
    (13)       Incorporated by reference to Exhibit 4(b) of Registrant's Registration
               Statement on Form S-8, Registration Number 33-36315 effective August 10, 1990.
    (14)       Incorporated by reference to the similarly numbered exhibit to the
               Registrant's Annual Report on Form 10-K for the year ended December 1994.
    (15)       Incorporated by reference to exhibit 10.1 to Registrant's Quarterly Report on
               Form 10-Q for the quarter ended April 1, 1995.
    (16)       Incorporated by reference to exhibit 10.2 to Registrant's Quarterly Report on
               Form 10-Q for the quarter ended April 1, 1995.
    (17)       Incorporated by reference to exhibit 10.3 to Registrant's Quarterly Report on
               Form 10-Q for the quarter ended April 1, 1995.
    (18)       Incorporated by reference to exhibit 10.4 to Registrant's Quarterly Report on
               Form 10-Q for the quarter ended April 1, 1995.
    (19)       Incorporated by reference to exhibit 10.5 to Registrant's Quarterly Report on
               Form 10-Q for the quarter ended April 1, 1995.
    (20)       Incorporated by reference to exhibit 10.1 to Registrant's Quarterly Report on
               Form 10-Q for the quarter ended July 1, 1995.

(d) FINANCIAL STATEMENT SCHEDULE

     The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed on Item 14(a)2 as set forth above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 1996

                                          PICTURETEL CORPORATION

                                                   /S/ NORMAN E. GAUT
                                          By:--------------------------------
                                                      Norman E. Gaut
                                               President and Chief Executive
                                                        Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                       DATE
              ---------                                 -----                       ----
         /S/ NORMAN E. GAUT            Chairman of the Board, President,       March 29, 1996
- -------------------------------------  Chief Executive Officer and Director
           Norman E. Gaut              (Principal Executive Officer)

          /S/ DAVID B. LEVI            Director                                March 29, 1996
- -------------------------------------
            David B. Levi

         /S/ JAMES R. SWARTZ           Director                                March 29, 1996
- -------------------------------------
           James R. Swartz

          /S/ VINOD KHOSLA             Director                                March 29, 1996
- -------------------------------------
            Vinod Khosla


        /S/ ROBERT T. KNIGHT           Director                                March 29, 1996
- -------------------------------------
          Robert T. Knight

         /S/ LES B. STRAUSS            Vice President, Chief Financial         March 29, 1996
- -------------------------------------  Officer (Principal Financial Officer &
           Les B. Strauss              Principal Accounting Officer)