Form 10-Q
period 1996-03-30
PICTURETEL CORP
filed 1996-05-14
CIK 755095

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

For the quarterly period ended    MARCH 30, 1996
                                  --------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------  --------------


For the Quarter ended   MARCH 30, 1996          Commission File Number 1-9434
                        --------------


                             PICTURETEL CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                      04-2835972
            --------                                      ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

222 Rosewood Drive, Danvers, MA.                            01923
- --------------------------------                            -----
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number:                          508-762-5000
- ------------------------------

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

As of May 8, 1996, there were issued and outstanding 33,133,992 shares of common stock of the registrant.

                                         PICTURETEL CORPORATION

                                      Consolidated Balance Sheets
                                              ($000's)

                                                                   March 30,     December 31,
                                                                      1996           1995

                      ASSETS

Current assets:
     Cash and cash equivalents                                      $ 37,536        $ 39,476
     Marketable securities                                            13,833          20,463
     Accounts receivable less allowance for doubtful accounts
        of $1,871 and $1,791                                         102,710          97,735
     Inventories (Note 2)                                             43,089          43,791
     Deferred taxes, net                                               6,513           6,665
     Other current assets                                             12,022           5,781
                                                                    --------        --------
     Total current assets                                            215,703         213,911

     Marketable securities                                            43,931          34,084
     Deferred taxes, net                                               6,000           6,000
     Property and equipment, net                                      28,971          22,515
     Capitalized software costs, net (Note 3)                          5,620           5,073
     Other assets                                                      3,884           6,558
                                                                    --------        --------
     Total assets                                                   $304,109        $288,141
                                                                    ========        ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                          $    541        $    557
     Accounts payable                                                 29,607          25,639
     Accrued compensation and benefits                                 9,902           9,881
     Accrued expenses                                                 23,129          16,646
     Current portion of capital lease obligations                      1,801           2,283
     Deferred revenue                                                 16,149          19,509
                                                                    --------        --------
     Total current liabilities                                        81,129          74,515

     Long-term borrowings                                              9,691          12,226
     Capital lease obligations                                           339             578

Stockholders' equity:

Preference stock, $.01 par value; 15,000,000
  shares authorized; none issued
Common stock, $.01 par value; 80,000,000 shares
authorized; 33,028,061 and 32,723,744 shares
issued and outstanding at March 30, 1996 and
December 31, 1995, respectively                                          330             328
Additional paid-in capital                                           177,817         173,379
Retained earnings                                                     34,891          27,422
Cumulative translation adjustment                                       (595)           (531)
Unrealized gain on marketable securities, net                            507             224
                                                                    --------        --------
      Total stockholders' equity                                     212,950         200,822
                                                                    --------        --------
      Total liabilities and stockholders' equity                    $304,109        $288,141
                                                                    ========        ========

  The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                        Consolidated Statement of Income
                        ($000's except per share amounts)

                                          Three Months Ended
                                          ------------------
                                         March 30,     April 1,
                                          1996           1995
Revenues                                $105,001       $74,156
                                          54,109        36,358
Cost of sales
                                        --------       -------
Gross margin                              50,892        37,798

Operating expenses:

     Selling, general and
       administrative                     27,738        23,947

     Research and development             13,924        10,393
                                        --------       -------
     Total operating expenses             41,662        34,340
                                        --------       -------
Income from operations                     9,230         3,458

Interest income, net                       1,077           617

Other income, net                            677           275
                                        --------       -------
Income before taxes                       10,984         4,350

Provision for income taxes                 3,515         1,262
                                        --------       -------
Net income                              $  7,469       $ 3,088
                                        ========       =======



Net income per common and common
equivalent share                        $   0.21       $  0.09
                                        ========       =======


Weighted average common and common
  equivalent shares outstanding           36,115        33,202
                                        ========       =======



The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ($000's)
                                                             Three Months Ended
                                                            March 30,      April 1,
                                                              1996           1995
                                                              ----           ----

Cash flows from operating activities:
  Net income ........................................      $  7,469        $ 3,088
Adjustments to reconcile net income to net cash
provided by operating activities:

  Depreciation and amortization .....................         4,545          4,886
  Deferred taxes, net ...............................           152             --
  Other non-cash items ..............................          (195)          (269)

Changes in operating assets and liabilities:
  Accounts receivable ...............................        (5,622)        (1,511)
  Inventories .......................................           539         (2,843)
  Other assets ......................................        (4,838)          (130)
  Accounts payable ..................................         4,075         (2,132)
  Accrued compensation and benefits and
      accrued expenses ..............................         6,625          4,288
  Income taxes, net .................................           242           (803)
  Deferred revenue ..................................        (3,309)         1,078
                                                           --------        -------
Net cash provided by operating
  activities ........................................         9,683          5,652

Cash flows from investing activities:
  Purchase of marketable securities .................       (11,321)        (6,385)
  Proceeds from marketable securities ...............         9,770          4,085
  Additions to property and equipment ...............       (10,077)        (4,007)
  Capitalized software costs ........................        (1,348)          (882)
                                                           --------        -------
Net cash used in investing
  activities ........................................       (12,976)        (7,189)


Cash flows from financing activities:
  Change in short-term borrowings ...................           (16)           993
   Payments on long-term borrowings .................        (2,535)            --
   Principal payments under capital lease
     obligations.....................................          (721)        (1,100)
   Proceeds from exercise of  stock options .........         3,538          2,777
   Proceeds from stock purchase plan ................           883             --
                                                           --------        -------
Net cash provided by financing activities ...........         1,149         2,670

Effect of exchange rate changes on cash .............           204           (436)
                                                           --------        -------
Net increase (decrease) in cash and cash
  equivalents .......................................        (1,940)           697

Cash and cash equivalents at beginning of period ....        39,476         24,347
                                                           ========        =======
Cash and cash equivalents at end of period ..........      $ 37,536        $25,044
                                                           ========        =======
Interest paid .......................................      $    158        $   129
                                                           ========        =======
Income taxes paid ...................................      $    584        $ 1,090
                                                           ========        =======



The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.    Management's Representation
      ---------------------------

     The information furnished has been prepared from the accounts without audit. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the consolidated financial statements. The financial disclosures herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.    Inventories
      -----------

      Inventories consist of the following (in thousands):

                             March 30,    December 31,
                               1996           1995
                               ----           ----

            Purchased Parts  $11,238        $11,492
            Work in Process    2,832          3,252
            Finished Goods    29,019         29,047
                             -------        -------
                             $43,089        $43,791
                             =======        =======


3.    Capitalized Software Costs
      --------------------------

      Amortization of software costs totaled $801,000 and $913,000 for the quarters ended March 30, 1996 and April 1, 1995, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations

 THREE MONTHS ENDED MARCH 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 1, 1995

      REVENUES. The Company's revenues increased $30,845,000 or 42%, in the three month period ended March 30, 1996 from the comparable period in 1995. The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was partially offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, especially the personal desktop products, as well as a shift in distribution channel mix with approximately 76% of revenue now coming from the indirect channels. Videoconferencing system sales accounted for approximately 83% of the Company's revenues for the three month period ended March 30, 1996 and 84% for the comparable period in 1995. Sales of group and desktop videoconferencing products accounted for 64% and 19%, respectively, of revenues for the three month period ended March 30, 1996 compared with 72% and 12%, respectively, for the comparable period in 1995. In addition, sales of bridge products accounted for approximately 8% of the Company's revenues for the three month period ended March 30, 1996 compared to approximately 6% for the comparable period in 1995. The balance of the revenues in 1996 and 1995 were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems.

     The Company's revenues from sales to foreign markets were approximately $50,610,000 in the three month period ended March 30, 1996 compared to approximately $31,507,000 from the comparable period in 1995, representing 48% and 42%, respectively, of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

     GROSS MARGIN. The Company's gross margin increased $13,094,000 or 35%, in the three month period ended March 30, 1996 compared to the comparable period in 1995. Gross margin as a percentage of revenues was 48% for the three month period ended March 30, 1996 compared with 51% for the comparable period in 1995. Gross margin as a percentage of revenues decreased slightly as a result of the increased percentage of volume through the indirect channels and a reduction in the average selling price of videoconferencing systems. These two trends are expected to continue and may impact future gross margins.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $3,791,000 or 16% from the comparable period in 1995 and decreased as a percentage of revenues to 26% from 32%. The dollar increase in spending resulted primarily from the worldwide marketing focus associated with expanding indirect channels and new product launches, as well as increased commission expense. In addition, the Company has provided additional sales, general and administrative personnel in order to support the Company's overall growth.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $3,531,000, or 34% in the three month period ended March 30, 1996 from the comparable period in 1995 and were 13% and 14%, respectively, of revenues for the three month period ended March 30, 1996 and the comparable period in 1995. Research and development expenditures, prior to the capitalization of software costs, were $15,309,000 in the three month period ended March 30, 1996 and $11,275,000 in the comparable period in 1995 or 15% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $1,348,000 in the three month period ended March 30, 1996 and $882,000 in the comparable period in 1995 representing 9% and 8% of research and development expenditures, respectively.

     OPERATING INCOME. Although gross margin as a percentage of sales was less than the comparable period in 1995, operating income as a percentage of sales increased due to a decline in operating expenses as a percentage of sales.

     NET INTEREST INCOME. Net interest income increased to $1,077,000 in the three month period ended March 30, 1996 from $617,000 in the comparable period in 1995. The increase was primarily the result of higher portfolio balances and lower interest expense.

     OTHER INCOME, NET. Other income, net of $677,000 in the three month period ended March 30, 1996 consists primarily of gains on sales of securities and net gains on foreign currency transactions. Other income of $275,000 in the comparable period in 1995 consists primarily of net gains on foreign currency transactions.

     INCOME TAXES. The Company's effective tax rate for the three month period ended March 30, 1996 and the comparable period in 1995 was 32% and 29% respectively, and the rate for the three month period ended March 30, 1996 was lower than the federal statutory rate primarily due to state tax credits, foreign tax rates and foreign losses not tax benefited.

     FORWARD-LOOKING STATEMENTS. This section includes certain forward-looking statements about the Company's business and new products, sales and expenses, effective tax rate and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Report on Form 10-K for the year ended December 31, 1995.

Liquidity and Capital Resources
- -------------------------------

At March 30, 1996 the Company had $37,536,000 in cash and cash equivalents, $13,833,000 in short-term marketable securities and $43,931,000 in long-term marketable securities. During the three month period ended March 30, 1996 the Company generated $9,683,000 in net cash from operating activities. The primary use of cash during the three month period ended March 30, 1996 was to fund the growth in working capital items such as accounts receivable, as well as additions to property and equipment. Capital expenditures for 1996 are projected to be approximately $30,000,000 including leasehold improvements related to the newly leased property for the Company's corporate office and manufacturing facilities, of which $3,930,000 was spent in the first quarter.

     The Company has available for borrowing up to $17,000,000 under its revolving credit agreement and approximately $4,341,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At March 30, 1996 there was $9,691,000 outstanding under the revolving credit agreement and $541,000 outstanding under the foreign lines of credit. At March 30, 1996, the Company had $2,140,000 outstanding and $15,000,000 available to be borrowed under various leasing lines.

      The Company believes that funds from operations, equipment lease financing, borrowings under its various credit agreements and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's foreseeable operating and capital requirements.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
- --------------------------

      In December 1993, the Company was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleges that certain of the Company's products infringe patent rights allegedly owned by Datapoint. The complaint seeks approximately $51 million in damages for alleged past infringement and an injunction against alleged future infringement. The Company believes that it has meritorious defenses to the allegations of the complaint. On April 25, 1996, a special master appointed by the Court to consider the Company's motion for summary judgment of non-infringement filed his report, which is subject to review by the court, recommending that the Company's motion be denied on the grounds that the Company's claims raise factual issues that cannot be decided without a trial. The Company has objected to certain aspects of the master's report and continues to vigorously defend against the lawsuit. In the event the Company is found to be infringing a valid patent or patents in such proceedings, the Company could be required to pay damages for past infringement and cease the sale of products incorporating the infringing feature (or be required to take a license and pay royalties with respect to such patents). While there can be no assurance that the Company will prevail, the Company believes that it is unlikely that the outcome of the lawsuit would have a material adverse effect on the business or the financial condition of the Company.

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

                              PICTURETEL CORPORATION

                              /s/ Les B. Strauss
          `                   --------------------------------------------
                              Les B. Strauss
                              Vice President, Chief Financial Officer
                              (Principal Financial and Accounting Officer)
                              May 14, 1996.