Form 10-Q
period 1996-06-29
PICTURETEL CORP
filed 1996-08-13
CIK 755095

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

(MARK ONE)
         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JUNE 29, 1996

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                      FOR THE QUARTER ENDED JUNE 29, 1996

                         COMMISSION FILE NUMBER 1-9434

                             PICTURETEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     04-2835972
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

       100 MINUTEMAN ROAD, ANDOVER, MA.                           01810
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                         REGISTRANT'S TELEPHONE NUMBER:
                                  508-292-5000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes /X/ No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

     As of August 9, 1996, there were 33,452,000 issued and outstanding shares of common stock of the registrant.
================================================================================

                             PICTURETEL CORPORATION

                                   FORM 10-Q

                                     INDEX


PART I.  CONSOLIDATED FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:
           Consolidated Balance Sheets
             June 29,1996 and December 31, 1995...............................                3
           Consolidated Statements of Income
             Three and six months ended June 29, 1996 and July 1, 1995........                4
           Consolidated Statements of Cash Flows
             Six months ended June 29, 1996 and July 1, 1995..................                5
           Notes to Consolidated Financial Statements (Unaudited).............                6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................              7-9

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................   Not Applicable

  Item 2.  Changes in Securities..............................................   Not Applicable

  Item 3.  Defaults Upon Senior Securities....................................   Not Applicable

  Item 4.  Submission of Matters to a Vote of Security Holders................               10

  Item 5.  Other Information..................................................               10

  Item 6.  Exhibits and Reports on Form 8-K...................................               10

  Signatures..................................................................               11


                             PICTURETEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                    ($000'S)

                                                                       JUNE 29,     DECEMBER 31,
                                                                         1996           1995
                                                                       --------     ------------
                               ASSETS
Current assets:
  Cash and cash equivalents..........................................  $ 45,490       $ 39,476
  Marketable securities..............................................    15,478         20,463
  Accounts receivable less allowance for doubtful accounts of $1,813
     and $1,791......................................................   113,311         97,735
  Inventories (Note 2)...............................................    36,390         43,791
  Deferred taxes, net................................................     6,561          6,665
  Other current assets...............................................     7,311          5,781
                                                                       --------       --------
     Total current assets............................................   224,541        213,911
  Marketable securities..............................................    36,273         34,084
  Deferred taxes, net................................................     6,000          6,000
  Property and equipment, net........................................    35,711         22,515
  Capitalized software costs, net (Note 3)...........................     6,127          5,073
  Other assets.......................................................     6,955          6,558
                                                                       --------       --------
          Total assets...............................................  $315,607       $288,141
                                                                       ========       ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings..............................................  $    527       $    557
  Accounts payable...................................................    26,759         25,639
  Accrued compensation and benefits..................................     7,654          9,881
  Accrued expenses...................................................    20,836         16,646
  Current portion of capital lease obligations.......................     2,172          2,283
  Deferred revenue...................................................    18,442         19,509
                                                                       --------       --------
     Total current liabilities.......................................    76,390         74,515
Long-term borrowings.................................................    10,015         12,226
Capital lease obligations............................................     1,411            578
Stockholders' equity:
  Preference stock, $.01 par value; 15,000,000 shares authorized;
     none issued
  Common stock, $.01 par value; 80,000,000 shares authorized;
     33,358,597 and 32,723,744 shares issued and outstanding at June
     29, 1996 and December 31, 1995, respectively....................       334            328
  Additional paid-in capital.........................................   184,014        173,379
  Retained earnings..................................................    43,379         27,422
  Cumulative translation adjustment..................................      (355)          (531)
  Unrealized gain on marketable securities, net......................       419            224
                                                                       --------       --------
     Total stockholders' equity......................................   227,791        200,822
                                                                       --------       --------
          Total liabilities and stockholders' equity.................  $315,607       $288,141
                                                                       ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.


                             PICTURETEL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                       ($000'S EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   --------------------     ---------------------
                                                   JUNE 29,     JULY 1,     JUNE 29,     JULY 1,
                                                     1996        1995         1996         1995
                                                   --------     -------     --------     --------
Revenues.........................................  $116,082     $80,489     $221,083     $154,645
Cost of sales....................................    60,343      39,450      114,452       75,808
                                                   --------     -------     --------     --------
Gross margin.....................................    55,739      41,039      106,631       78,837
Operating expenses:
  Selling, general and administrative............    31,076      24,500       58,815       48,447
  Research and development.......................    14,041      11,178       27,965       21,571
                                                   --------     -------     --------     --------
          Total operating expenses...............    45,117      35,678       86,780       70,018
                                                   --------     -------     --------     --------
Income from operations...........................    10,622       5,361       19,851        8,819
Interest income, net.............................     1,103         700        2,179        1,317
Other income (expense), net......................     1,136        (209)       1,814           66
                                                   --------     -------     --------     --------
Income before taxes..............................    12,861       5,852       23,844       10,202
Provision for income taxes.......................     4,373       1,697        7,887        2,959
                                                   --------     -------     --------     --------
Net income.......................................  $  8,488     $ 4,155     $ 15,957     $  7,243
                                                   ========     =======     ========     ========
Net income per common and common equivalent
  share..........................................  $   0.24     $  0.12     $   0.44     $   0.21
                                                   ========     =======     ========     ========
Weighted average common and common equivalent
  shares outstanding.............................    36,053      34,860       36,087       34,212
                                                   ========     =======     ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000'S)

                                                                          SIX MONTHS ENDED
                                                                       -----------------------
                                                                       JUNE 29,       JULY 1,
                                                                         1996           1995
                                                                       --------       --------
Cash flows from operating activities:
  Net income.........................................................  $ 15,957       $  7,243
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization......................................     9,418          9,345
  Other non-cash items...............................................      (346)           (59)
Changes in operating assets and liabilities:
  Accounts receivable................................................   (15,576)        (9,642)
  Inventories........................................................     7,399         (7,773)
  Other assets.......................................................      (907)        (6,653)
  Accounts payable...................................................     1,120          4,279
  Accrued compensation and benefits and accrued expenses.............     2,086         12,427
  Income taxes, net..................................................     4,862           (696)
  Deferred revenue...................................................    (1,067)         1,523
                                                                       --------       --------
Net cash provided by operating activities............................    22,946          9,994
Cash flows from investing activities:
  Purchase of marketable securities..................................   (11,167)       (24,839)
  Proceeds from marketable securities................................    14,314         31,373
  Additions to property and equipment................................   (18,659)        (8,373)
  Capitalized software costs.........................................    (2,767)        (1,532)
  Purchase of intangible assets......................................    (3,000)            --
                                                                       --------       --------
Net cash used in investing activities................................   (21,279)        (3,371)
Cash flows from financing activities:
  Change in short-term borrowings....................................       (30)         2,223
  Payments on long-term borrowings...................................    (2,211)            --
  Principal payments under capital lease obligations.................    (1,414)        (1,990)
  Proceeds from exercise of stock options............................     6,659         10,169
  Proceeds from stock purchase plan..................................       883             --
                                                                       --------       --------
Net cash provided by financing activities............................     3,887         10,402
Effect of exchange rate changes on cash..............................       460           (851)
                                                                       --------       --------
Net increase in cash and cash equivalents............................     6,014         16,174
Cash and cash equivalents at beginning of period.....................    39,476         24,347
                                                                       --------       --------
Cash and cash equivalents at end of period...........................  $ 45,490       $ 40,521
                                                                       ========       ========
Interest paid........................................................  $    296       $    371
                                                                       ========       ========
Income taxes paid....................................................  $    954       $  2,249
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

2.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                                  JUNE 29,       DECEMBER 31,
                                                                    1996             1995
                                                                  --------       ------------
    Purchased Parts.............................................   $ 9,061         $11,492
    Work in Process.............................................     2,098           3,252
    Finished Goods..............................................    25,231          29,047
                                                                   -------         -------
                                                                   $36,390         $43,791
                                                                   =======         =======

3.  CAPITALIZED SOFTWARE COSTS

     Amortization of software costs totaled $911,000 and $778,000 for the quarters ended June 29, 1996 and July 1, 1995, respectively and $1,712,000 and $1,691,000 for the six months ended June 29, 1996 and July 1, 1995, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 29, 1996 COMPARED TO THREE MONTHS ENDED JULY 1, 1995

     REVENUES. The Company's revenues increased $35,593,000 or 44%, in the three month period ended June 29, 1996 from the comparable period in 1995. The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was partially offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, especially in the personal desktop products, as well as a shift in distribution channel mix with approximately 74% of revenue now coming from the indirect channels. Videoconferencing system sales accounted for approximately 83% of the Company's revenues for the three month period ended June 29, 1996 and 80% for the comparable period in 1995. Sales of group and desktop videoconferencing products accounted for 67% and 16%, respectively, of revenues for the three month period ended June 29, 1996 compared with 64% and 16%, respectively, for the comparable period in 1995. In addition, sales of bridge products accounted for approximately 8% of the Company's revenues for the three month period ended June 29, 1996 compared to approximately 7% for the comparable period in 1995. The balance of the revenues in 1996 and 1995 were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems.

     The Company's revenues from sales to foreign markets were approximately $51,724,000 in the three month period ended June 29, 1996 compared to approximately $33,617,000 for the comparable period in 1995 representing 45% and 42%, respectively, of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

     GROSS MARGIN. The Company's gross margin increased $14,700,000 or 36%, in the three month period ended June 29, 1996 compared to the comparable period in 1995. Gross margin as a percentage of revenues was 48% for the three month period ended June 29, 1996 compared with 51% for the comparable period in 1995. Gross margin as a percentage of revenues decreased as a result of the increased percentage of volume through the indirect channels and a reduction in the average selling price of videoconferencing systems. These two trends are expected to continue and may impact future gross margins.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $6,576,000 or 27% from the comparable period in 1995 and decreased as a percentage of revenues to 27% from 30%. The dollar increase in spending resulted primarily from the worldwide marketing focus associated with expanding indirect channels and new product launches, as well as increased commission expense. In addition, the Company has provided additional sales, general and administrative personnel in order to support the Company's overall growth.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $2,863,000 or 26% in the three month period ended June 29, 1996 from the comparable period in 1995 and were 12% and 14%, respectively, of revenues for the three month period ended June 29, 1996 and the comparable period in 1995. Research and development expenditures, prior to the capitalization of software costs, were $15,423,000 in the three month period ended June 29, 1996 and $11,828,000 in the comparable period in 1995 or 13% and 15% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The

Company capitalized software costs of $1,418,000 in the three month period ended June 29, 1996 and $650,000 in the comparable period in 1995 representing 10% and 6% of research and development expenditures, respectively.

     OPERATING INCOME. Although gross margin as a percentage of sales has not increased over the comparable period in 1995, operating income as a percentage of sales increased 37% due to a decline in operating expenses as a percentage of sales.

     NET INTEREST INCOME. Net interest income increased to $1,103,000 in the three month period ended June 29, 1996 from $700,000 in the comparable period in 1995. The increase was primarily the result of higher portfolio balances and lower interest expense.

     OTHER INCOME (EXPENSE). Other income (expense) of $1,136,000 in the three month period ended June 29, 1996 consists primarily of net gains on sales of securities. Other income (expense) of $209,000 in the comparable period in 1995 consists primarily of net losses on foreign currency transactions.

     INCOME TAXES. The Company's effective tax rate for the three month period ended June 29, 1996 and July 1, 1995 was 34% and 29% respectively. The Company's effective tax rate for the three month period ended June 29, 1996 was lower than the federal statutory rate primarily due to state tax credits, foreign tax rates and foreign losses not tax benefited.

    SIX MONTHS ENDED JUNE 29, 1996 COMPARED TO SIX MONTHS ENDED JULY 1, 1995

     REVENUES. The Company's revenues increased $66,438,000, or 43%, in the six-month period ended June 29, 1996 from the comparable period in 1995. The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was partially offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, as well as a shift in distribution channel mix with approximately 75% of revenue now coming from the indirect channels. Videoconferencing system sales accounted for approximately 83% of the Company's revenues for the six month period ended June 29, 1996 compared to approximately 82% for the comparable period in 1995. Sales of group and desktop videoconferencing products accounted for 66% and 17%, respectively, of revenues for the six month period ended June 29, 1996 compared with 68% and 14%, respectively for the comparable period in 1995. In addition, sales of bridge products accounted for approximately 8% of the Company's revenues for the six month period ended June 29, 1996 compared to approximately 7% for the comparable period in 1995. The balance of the revenues in 1996 and 1995 were primarily from maintenance services, licensing agreements and the sales of stand-alone codecs and video modems.

     The Company's revenues from sales to foreign markets were approximately $102,334,000 in the six month period ended June 29, 1996 compared to approximately $65,124,000 in the comparable period in 1995 representing 46% and 42%, respectively, of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

     GROSS MARGIN. The Company's gross margin increased $27,794,000 or 35%, in the six month period ended June 29, 1996 from the comparable period in 1995. Gross margin as a percentage of revenues decreased to 48% in the six month period ended June 29, 1996 from 51% in the comparable period in 1995. The decrease in gross margin as a percentage of revenues was primarily the result of a higher percentage of revenues coming from the Company's lower-margin videoconferencing system products and an increased percentage of volume through indirect channels.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $10,368,000, or 21%, in the six month period ended June 29, 1996 from the comparable period in 1995 and were 27% and 31%, respectively, of total revenues. The dollar increase in spending resulted primarily from the expansion of indirect distribution channels, worldwide marketing programs associated with new product launches, as well as increased commission expense. In addition, the Company has provided additional sales, general and administrative personnel in order to support the Company's overall growth.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $6,394,000 or 30%, in the six month period ended June 29, 1996 from the comparable period in 1995 and were 13% and 14%, respectively, of revenues for the six month period ended June 29, 1996 and for the comparable period in 1995. Research and development expenditures, prior to the capitalization of software costs, were $30,731,000 in the six month period ended June 29, 1996 and $23,102,000 for the comparable period in 1995 or 14% and 15% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $2,766,000 in the six month period ended June 29, 1996 and $1,532,000 for the comparable period in 1995 representing 10% and 7% of research and development expenditures, respectively.

     OPERATING INCOME. Although gross margin as a percentage of sales has not increased over the comparable period in 1995, operating income as a percentage of sales increased 58% due to a decline in operating expenses as a percentage of sales.

     NET INTEREST INCOME (EXPENSE). Net interest income increased to $2,179,000 in the six month period ended June 29, 1996 from $1,317,000 for the comparable period in 1995. The increase was primarily the result of higher interest earning portfolio balances throughout the six month period ended June 29, 1996.

     OTHER INCOME (EXPENSE). Other income (expense) for the six month period ended June 29, 1996 consists primarily of gains on the sales of securities and, to a lesser extent, net gains on foreign currency transactions. Other income (expense) for the six month period ended July 1, 1995 consists primarily of net gains on foreign currency transactions.

     INCOME TAXES. The Company's effective tax rate for the six months ended June 29, 1996 and July 1, 1995 was 33% and 29%, respectively. The Company's effective tax rate in 1996 is lower than the federal statutory rate primarily due to the combined effects of lower foreign tax rates and the utilization of foreign net operating loss tax credit carry forwards, offset by the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At June 29, 1996 the Company had $45,490,000 in cash and cash equivalents, $15,478,000 in short-term marketable securities and $36,273,000 in long-term marketable securities. During the six month period ended June 29, 1996 the Company generated $22,946,000 in net cash from operating activities. The primary use of cash during the six month period ended June 29, 1996 was to fund the growth in working capital items such as accounts receivable, as well as additions to property and equipment. Capital expenditures for 1996 are projected to be approximately $30,000,000 including leasehold improvements related to the newly leased property for the Company's corporate office and manufacturing facilities, of which $18,659,000 was spent in the first six months.

     The Company has available for borrowing up to $17,000,000 under its revolving credit agreement and approximately $4,341,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At June 29, 1996 there was $10,015,000 outstanding under the revolving credit agreement and $527,000 outstanding under the foreign lines of credit. At June 29, 1996, the Company had $3,583,000 outstanding and $9,366,000 available to be borrowed under various leasing lines.

     The Company believes that funds from operations, equipment lease financing, borrowings under its various credit agreements and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's foreseeable operating and capital requirements.

                          PART II -- OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on June 17, 1996. The Stockholders of the Company elected members of the Board of Directors, approved an amendment to the 1992 Non-Employee Directors' Plan to increase the number of shares of common stock available for delivery under the Plan from 280,000 to 430,000, and approved the grant of options to non-employee members of the Board of Directors to purchase 20,000 shares of the Company's common stock on August 1, 1996 and thereafter for the annual grant of options on August 1 of each year to purchase 5,000 shares, and ratified the selection of Coopers & Lybrand L.L.P. as the Company's auditors for fiscal year 1996. The number of affirmative, negative, abstained votes and broker non-votes cast with respect to each of the matters voted on were as follows:

The tabulation of votes for the nominees for directors were as follows:

                                  COMMON STOCK

                                                                       FOR         WITHHELD
                                                                    ----------     --------
    Norman E. Gaut..............................................    29,375,352      149,766
    Robert T. Knight............................................    29,375,514      149,604
    Vinod Khosla................................................    29,372,112      153,006
    David Levi..................................................    29,376,604      148,514
    James R. Swartz.............................................    29,373,212      151,906

Other Matters Considered:

                                                                                           BROKER
                                                        AFFIRMATIVE  NEGATIVE    ABSTAINED  NON-
                                                          VOTES        VOTES      VOTES     VOTES
                                                        ----------   ---------   -------   -------
Approval of the amendment to the 1992 Non-Employee
  Directors' Plan.....................................  24,195,451   4,863,848   174,579   291,240
Selection of Coopers & Lybrand L.L.P. as auditors.....  29,371,286      60,122    93,710        --

ITEM 5 -- OTHER INFORMATION

     The Board of Directors voted in July, 1996 to enlarge the Board of Directors from five to six members. The Board has elected Mr. Enzo Torresi to serve as the sixth member of the Board, effective August 1, 1996. Mr. Torresi, 51, is Chairman of Power Computing Corporation, the first company to license from Apple Computer Inc. the technology to produce MacIntosh-compatible personal computers. Previously Mr. Torresi founded and served as chairman and chief executive officer of NetFRAME Systems, Inc., a manufacturer of fault-tolerant clustered network servers. Prior to that, he was vice-chairman of the board and senior vice president of sales and marketing at Businessland Corporation, an international computer reseller, which he co-founded in 1992.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          10.1 Agreement between PictureTel Corporation and William L. Avery dated June 15, 1995.

          10.2 Agreement between PictureTel Corporation and Rick H. Faulk dated June 26, 1995.

          10.3 Amended 1992 Non-employee Directors' Stock Option Plan.

     (b) Reports on Form 8-K

         None

                                   SIGNATURE

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PICTURETEL CORPORATION


                                                  /S/ LES B. STRAUSS
                                          --------------------------------------
                                                      Les B. Strauss
                                             Vice President, Chief Financial
                                                         Officer
                                           (Principal Financial and Accounting
                                                         Officer)
                                                     August 13, 1996.