Form 10-Q
period 1996-09-28
PICTURETEL CORP
filed 1996-11-12
CIK 755095

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                    FOR THE QUARTER ENDED SEPTEMBER 28, 1996

                         COMMISSION FILE NUMBER 1-9434

                             PICTURETEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       04-2835972
       (State or other jurisdiction of                        (I.R.S. Employer
       Incorporation or organization)                        Identification No.)

      100 MINUTEMAN ROAD, ANDOVER, MA.                              01810
   (Address of Principal Executive Office)                       (Zip Code)

                         REGISTRANT'S TELEPHONE NUMBER:
                                  508-292-5000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

     As of November 6, 1996, there were issued and outstanding 33,629,259 shares of common stock of the registrant.

===============================================================================

                             PICTURETEL CORPORATION
                                   FORM 10-Q
                                     INDEX

PART I.  CONSOLIDATED FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheets
              September 28, 1996 and December 31, 1995...............................     3

            Consolidated Statements of Income

              Three and nine months ended September 28, 1996 and September 30,
                1995................................................................     4

            Consolidated Statements of Cash Flows

              Nine months ended September 28, 1996 and September 30, 1995............     5

            Notes to Consolidated Financial Statements (Unaudited)...................     6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations......................................................................   7-9

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..........................................    10

  Signatures.........................................................................    11

                             PICTURETEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                    ($000'S)

                                                               SEPTEMBER 28,   DECEMBER 31,
                                                                   1996            1995
                                                               -------------   -------------
                                           ASSETS
Current assets:
     Cash and cash equivalents...............................    $  51,276       $  39,476
     Marketable securities...................................       17,144          20,463
     Accounts receivable less allowance for doubtful accounts
       of $2,036 and $1,791..................................      134,400          97,735
     Inventories (Note 2)....................................       33,082          43,791
     Deferred taxes, net.....................................        6,776           6,665
     Other current assets....................................        4,671           5,781
                                                                  --------        --------
          Total current assets...............................      247,349         213,911
     Marketable securities...................................       33,409          34,084
     Deferred taxes, net.....................................        6,000           6,000
     Property and equipment, net.............................       41,795          22,515
     Capitalized software costs, net (Note 3)................        5,939           5,073
     Other assets............................................        7,240           6,558
                                                                  --------        --------
          Total assets.......................................    $ 341,732       $ 288,141
                                                                  ========        ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings...................................    $     525       $     557
     Accounts payable........................................       40,358          25,639
     Accrued compensation and benefits.......................        8,395           9,881
     Accrued expenses........................................       22,049          16,646
     Current portion of capital lease obligations............        3,035           2,283
     Deferred revenue........................................       16,373          19,509
                                                                  --------        --------
          Total current liabilities..........................       90,735          74,515
     Long-term borrowings....................................        6,439          12,226
     Capital lease obligations...............................        4,012             578
Stockholders' equity:
Preference stock, $.01 par value; 15,000,000 shares
  authorized;
  none issued
Common stock, $.01 par value; 80,000,000 shares authorized;
  33,578,036 and 32,723,744 shares issued and outstanding at
  September 28, 1996 and December 31, 1995, respectively.....          336             328
Additional paid-in capital...................................      188,543         173,379
Retained earnings............................................       52,294          27,422
Cumulative translation adjustment............................         (646)           (531)
Unrealized gain on marketable securities, net................           19             224
                                                                  --------        --------
     Total stockholders' equity..............................      240,546         200,822
                                                                  --------        --------
          Total liabilities and stockholders' equity.........    $ 341,732       $ 288,141
                                                                  ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                       ($000'S EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                            ------------------------------    ------------------------------
                                            SEPTEMBER 28,    SEPTEMBER 30,    SEPTEMBER 28,    SEPTEMBER 30,
                                                1996             1995             1996             1995
                                            -------------    -------------    -------------    -------------
Revenues..................................    $ 121,302         $90,098         $ 342,385        $ 244,743
Cost of sales.............................       62,956          45,763           177,408          121,571
                                               --------         -------          --------         --------
Gross margin..............................       58,346          44,335           164,977          123,172
Operating expenses:
  Selling, general and administrative.....       30,846          25,921            89,661           74,368
  Research and development................       15,911          11,994            43,875           33,565
                                               --------         -------          --------         --------
          Total operating expenses........       46,757          37,915           133,536          107,933
                                               --------         -------          --------         --------
Income from operations....................       11,589           6,420            31,441           15,239
Interest income, net......................        1,204             522             3,383            1,839
Other income (expense), net...............          512             312             2,326              378
                                               --------         -------          --------         --------
Income before taxes.......................       13,305           7,254            37,150           17,456
Provision for income taxes................        4,391           2,031            12,278            4,990
                                               --------         -------          --------         --------
Net income................................    $   8,914         $ 5,223         $  24,872        $  12,466
                                               ========         =======          ========         ========
Net income per common and common
  equivalent share........................    $    0.25         $  0.15         $    0.69        $    0.36
                                               ========         =======          ========         ========
Weighted average common and common
  equivalent shares outstanding...........       36,159          35,350            36,111           34,676
                                               ========         =======          ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000'S)

                                                                     NINE MONTHS ENDED
                                                               -----------------------------
                                                               SEPTEMBER 28,   SEPTEMBER 30,
                                                                   1996            1995
                                                               -------------   -------------
Cash flows from operating activities:
     Net income..............................................    $  24,872       $  12,466
Adjustments to reconcile net income to net cash provided by
  (used in) operations:
     Depreciation and amortization...........................       14,625          13,805
     Other non-cash items....................................          (21)           (298)
Changes in operating assets and liabilities:
     Accounts receivable.....................................      (36,666)        (28,241)
     Inventories.............................................       10,707         (10,791)
     Other assets............................................          446          (7,557)
     Accounts payable........................................       14,720           6,221
     Accrued compensation and benefits and accrued
       expenses..............................................        2,102          20,281
     Income taxes, net.......................................       10,576          (5,210)
     Deferred revenue........................................       (3,136)          3,107
                                                                  --------        --------
Net cash provided by operating activities....................       38,225           3,783
Cash flows from investing activities:
     Purchase of marketable securities.......................      (14,006)        (34,052)
     Proceeds from marketable securities.....................       18,388          42,605
     Additions to property and equipment.....................      (26,417)        (12,125)
     Proceeds from disposals of property and equipment.......          387              --
     Capitalized software costs..............................       (3,746)         (2,637)
     Purchase of other assets................................       (3,448)             --
                                                                  --------        --------
Net cash used in investing activities........................      (28,842)         (6,209)
Cash flows from financing activities:
     Change in short-term borrowings.........................          (32)          4,296
     Payments on long-term borrowings........................       (5,787)             --
     Principal payments under capital lease obligations......       (2,331)         (2,844)
     Proceeds from capital lease obligations.................        2,236              --
     Proceeds from exercise of stock options.................        6,712          17,092
     Proceeds from stock purchase plan.......................        1,877           1,152
                                                                  --------        --------
Net cash provided by financing activities....................        2,675          19,696
Effect of exchange rate changes on cash......................         (258)             50
                                                                  --------        --------
Net increase in cash and cash equivalents....................       11,800          17,320
Cash and cash equivalents at beginning of period.............       39,476          24,347
                                                                  --------        --------
Cash and cash equivalents at end of period...................    $  51,276       $  41,667
                                                                  ========        ========
Interest paid................................................    $     571       $     720
                                                                  ========        ========
Income taxes paid............................................    $   1,598       $   3,109
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

2.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                           SEPTEMBER 28,   DECEMBER 31,
                                                               1996            1995
                                                           -------------   ------------
     Purchased Parts.....................................     $ 6,076         $11,492
     Work in Process.....................................       2,447           3,252
     Finished Goods......................................      24,559          29,047
                                                              -------         -------
                                                              $33,082         $43,791
                                                              =======         =======

3.  CAPITALIZED SOFTWARE COSTS

     Amortization of software costs totaled $1,168,000 and $822,000 for the quarters ended September 28, 1996 and September 30, 1995, respectively and $2,880,000 and $2,513,000 for the nine months ended September 28, 1996 and September 30, 1995, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statement of Income for each period:

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                            ------------------------------    ------------------------------
                                            SEPTEMBER 28,    SEPTEMBER 30,    SEPTEMBER 28,    SEPTEMBER 30,
                                                1996             1995             1996             1995
                                            -------------    -------------    -------------    -------------
Revenues..................................      100.0%           100.0%           100.0%           100.0%
Cost of sales.............................       51.9             50.8             51.8             49.7
Gross margin..............................       48.1             49.2             48.2             50.3
Selling, general and administrative.......       25.4             28.8             26.2             30.4
Research and development..................       13.1             13.3             12.8             13.7
Total operating expenses..................       38.5             42.1             39.0             44.1
Income from operations....................        9.6              7.1              9.2              6.2
Interest income, net......................        1.0              0.6              1.0              0.8
Other income (expense), net...............        0.4              0.3              0.7              0.1
Income before taxes.......................       11.0              8.0             10.9              7.1
Provision for income taxes................        3.6              2.2              3.6              2.0
Net income................................        7.4              5.8              7.3              5.1

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

RESULTS OF OPERATIONS

 THREE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER
                                    30, 1995

     REVENUES. The Company's revenues increased $31,204,000 or 35%, in the three month period ended September 28, 1996 from the comparable period in 1995. The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was partially offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, especially in the personal desktop products, as well as a shift in distribution channel mix with approximately 76% of product revenue now coming from the indirect channels. Videoconferencing system sales accounted for approximately 78% of the Company's revenues for the three month period ended September 28, 1996 and 86% for the comparable period in 1995. Sales of group and desktop videoconferencing products accounted for 64% and 14%, respectively, of revenues for the three month period ended September 28, 1996 compared with 70% and 16%, respectively, for the comparable period in 1995. In addition, sales of bridge products accounted for approximately 12% of the Company's revenues for the three month period ended September 28, 1996 compared to approximately 6% for the comparable period in 1995. The balance of the revenues in 1996 and 1995 were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems.

     The Company's revenues from sales to foreign markets were approximately $53,960,000 in the three month period ended September 28, 1996 compared to approximately $36,532,000 for the comparable period in 1995 representing 45% and 41%, respectively, of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

     GROSS MARGIN. The Company's gross margin increased $14,011,000 or 32%, in the three month period ended September 28, 1996 compared to the comparable period in 1995. Gross margin as a percentage of revenues was 48% for the three month period ended September 28, 1996 compared with 49% for the comparable period in 1995. Gross margin as a percentage of revenues decreased as a result of the reduction in the average selling price of videoconferencing systems and the increased percentage of volume through the indirect channels. These two trends are expected to continue and may impact future gross margins.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $4,925,000 or 19% from the comparable period in 1995 and decreased as a percentage of revenues to 25% from 29%. The dollar increase in spending resulted primarily from the worldwide marketing focus associated with expanding indirect channels and from new product launches, as well as increased commission expense. In addition, the Company has provided additional sales, general and administrative personnel in order to support the Company's overall growth.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $3,917,000 or 33% in the three month period ended September 28, 1996 from the comparable period in 1995 and were 13% of revenues for the three month period ended September 28, 1996 and the comparable period in 1995. Research and development expenditures, prior to the capitalization of software costs, were $16,890,000 in the three month period ended September 28, 1996 and $13,100,000 in the comparable period in 1995 or 14% and 15% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $979,000 in the three month period ended September 28, 1996 and $1,106,000 in the comparable period in 1995 representing 6% and 8% of research and development expenditures, respectively.

     OPERATING INCOME. Although gross margin as a percentage of sales has not increased over the comparable period in 1995, operating income as a percentage of sales increased 34% from 7% to 10% due to a decline in operating expenses as a percentage of sales.

     NET INTEREST INCOME. Net interest income increased to $1,204,000 in the three month period ended September 28, 1996 from $522,000 in the comparable period in 1995. The increase was primarily the result of higher portfolio balances and lower interest expense.

     OTHER INCOME (EXPENSE). Other income (expense) of $512,000 in the three month period ended September 28, 1996 consists primarily of net gains on sales of securities. Other income (expense) of $312,000 in the comparable period in 1995 consists primarily of net gains on foreign currency transactions.

     INCOME TAXES. The Company's effective tax rate for the three month period ended September 28, 1996 and September 30, 1995 was 33% and 28% respectively. The Company's effective tax rate for the three month period ended September 28, 1996 was lower than the federal statutory rate primarily due to the combined effects of lower foreign tax rates and the utilization of foreign net operating loss tax credit carry forwards, offset by the effect of state income taxes.

NINE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
                                      1995

     REVENUES. The Company's revenues increased $97,642,000, or 40%, in the nine month period ended September 28, 1996 from the comparable period in 1995. The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was partially offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, as well as a shift in distribution channel mix with approximately 75% of product revenue now coming from the indirect channels. Videoconferencing system sales accounted for approximately 81% of the Company's revenues for the nine month period ended September 28, 1996 compared to approximately 85% for the comparable period in 1995. Sales of group and desktop videoconferencing products accounted for 65% and 16%, respectively, of revenues for the nine month period ended September 28, 1996 compared with 70% and 15%, respectively for the comparable period in 1995. In addition, sales of bridge products accounted for approximately 9% of the Company's revenues for the nine month period ended September 28, 1996 compared to approximately 6% for the comparable period in 1995. The balance of the revenues in 1996 and 1995 were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems.

     The Company's revenues from sales to foreign markets were approximately $156,294,000 in the nine month period ended September 28, 1996 compared to approximately $101,656,000 in the comparable period in 1995 representing 46% and 42%, respectively, of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

     GROSS MARGIN. The Company's gross margin increased $41,805,000 or 34%, in the nine month period ended September 28, 1996 from the comparable period in 1995. Gross margin as a percentage of revenues decreased to 48% in the nine month period ended September 28, 1996 from 50% in the comparable period in 1995. The decrease in gross margin as a percentage of revenues was primarily the result of a higher percentage of revenues coming from the Company's lower-margin videoconferencing system products and an increased percentage of volume through indirect channels.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $15,293,000, or 21%, in the nine month period ended September 28, 1996 from the comparable period in 1995 and were 26% and 30%, respectively, of total revenues. The dollar increase in spending resulted primarily from the expansion of indirect distribution channels, worldwide marketing programs associated with new product launches, as well as increased commission expense. In addition, the Company has provided additional sales, general and administrative personnel in order to support the Company's overall growth.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $10,310,000 or 31%, in the nine month period ended September 28, 1996 from the comparable period in 1995 and were 13% and 14%, respectively, of revenues for the nine month period ended September 28, 1996 and for the comparable period in 1995. Research and development expenditures, prior to the capitalization of software costs, were $47,621,000 in the nine month period ended September 28, 1996 and $36,202,000 for the comparable period in 1995 or 14% and 15% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $3,746,000 in the nine month period ended September 28, 1996 and $2,637,000 for the comparable period in 1995 representing 8% and 7% of research and development expenditures, respectively.

     OPERATING INCOME. Although gross margin as a percentage of sales has not increased over the comparable period in 1995, operating income as a percentage of sales increased 48% from 6% to 9% due to a decline in operating expenses as a percentage of sales.

     NET INTEREST INCOME. Net interest income increased to $3,383,000 in the nine month period ended September 28, 1996 from $1,839,000 for the comparable period in 1995. The increase was primarily the result of higher interest earning portfolio balances throughout the nine month period ended September 28, 1996.

     OTHER INCOME (EXPENSE). Other income (expense) for the nine month period ended September 28, 1996 consists primarily of gains on the sales of securities and, to a lesser extent, net gains on foreign currency transactions. Other income (expense) for the nine month period ended September 30, 1995 consists primarily of net gains on foreign currency transactions.

     INCOME TAXES. The Company's effective tax rate for the nine months ended September 28, 1996 and September 30, 1995 was 33% and 29%, respectively. The Company's effective tax rate in 1996 is lower than the federal statutory rate primarily due to the combined effects of lower foreign tax rates and the utilization of foreign net operating loss tax credit carry forwards, offset by the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At September 28, 1996 the Company had $51,276,000 in cash and cash equivalents, $17,144,000 in short-term marketable securities and $33,409,000 in long-term marketable securities. During the nine month period ended September 28, 1996 the Company generated $38,225,000 in net cash from operating activities. The primary use of cash during the nine month period ended September 28, 1996 was to fund the growth in working capital items such as accounts receivable, as well as additions to property and equipment. Capital expenditures for 1996 are projected to be approximately $35,000,000 including leasehold improvements related to the newly leased property for the Company's corporate office and manufacturing facilities and computer equipment purchases, of which $26,417,000 was spent in the first nine months.

     The Company has available for borrowing up to $17,000,000 under its revolving credit agreement and approximately $4,231,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At September 28, 1996 there was $6,439,000 outstanding under the revolving credit agreement and $525,000 outstanding under the foreign lines of credit. At September 28, 1996, the Company had $7,047,000 outstanding and $11,545,000 available to be borrowed under various equipment leasing lines.

     The Company believes that funds from operations, equipment lease financing, borrowings under its various credit agreements and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's foreseeable operating and capital requirements.

                          PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.1 Lease Agreement between PictureTel Corporation and 50 Minuteman Limited partnership dated August 26, 1996 (filed herewith).

     (b) Reports on Form 8-K

         On September 24, 1996, the Company filed a report on Form 8-K to report the resignation of Khoa Nguyen as Vice President and Chief Technical Officer of the Company.

                                   SIGNATURE

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PICTURETEL CORPORATION

                                              /S/ LES B. STRAUSS
                                   ---------------------------------------------
                                                  Les B. Strauss
                                      Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                                                November 12, 1996.