Form 10-K405
period 1996-12-31
PICTURETEL CORP
filed 1997-03-31
CIK 755095

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-9434

                             PICTURETEL CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                      04-2835972
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)
       100 MINUTEMAN ROAD, ANDOVER, MA                             01810
  (Address of Principal Executive Offices)                      (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (508) 292-5000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  Common Stock
                             (Title of Each Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]        No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K.   [X]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 14, 1997 was $485,343,335. On such date, the average of the high and low price of the Common Stock was $14.32 per share. The Registrant has 34,150,462 shares of Common Stock outstanding as of March 14, 1997.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive 1997 Proxy Statement in connection with the Annual Meeting of Stockholders to be held June 12, 1997 are incorporated by reference into Part III.

     A list of all Exhibits to this Annual Report on Form 10-K is located at pages 43 through 45.
================================================================================

ITEM 1.  BUSINESS

     PictureTel develops, manufactures, markets and services visual communications systems and collaboration software utilizing advanced video and audio compression technology which permit users to hold face-to-face meetings at a distance with the cost and convenience similar to the telephone. Videoconferences may be held between two locations, or, using a multipoint bridge, among multiple locations. PictureTel's compression technology permits the transmission of "full-motion" color video with integrated fullduplex audio at data rates as low as 56 kbps. By operating over such low speed switched digital lines, PictureTel's systems have substantially reduced the cost and increased the flexibility of videoconferencing. With high-speed (e.g. at 2 to 6
Mbps) videoconferencing solutions, which operate over dedicated (nondialed) lines, the per-minute usage cost can be from 10 to 100 times higher. Flexibility is achieved because the low speed digital switched lines have become available from the long distance carriers in more and more geographic areas, thus leading to greater potential use of videoconferencing in general and the PictureTel systems in particular. The Company offers a range of products for group and personal videoconferencing applications. PictureTel sells its products through a number of telecommunication and personal computer distributors in the United States and internationally as well as through a direct sales force. In 1996, 45% of its revenues were generated from sales to customers outside the United States.

     PictureTel is a Delaware corporation organized in 1984, with executive offices at 100 Minuteman Road, Andover, Massachusetts 01810 (telephone:
508-292-5000).

INDUSTRY BACKGROUND

     The driving force behind the growth of the visual communications systems market is the desire to achieve the effectiveness of face-to-face meetings with the cost and convenience of the telephone. On a daily basis, workers routinely exchange information in one-on-one or group meetings. Almost as frequently, information is communicated between workers in geographically separate sites by telephone or by sending or faxing written materials. Less frequently, individuals travel to a common site to meet and exchange information that cannot be transferred effectively by telephone or in writing. Face-to-face meetings maximize the exchange of information, including written, verbal and non-verbal communication.

     Visual communications systems, such as videoconferencing systems, can improve worker productivity and reduce costs by eliminating or reducing travel, speeding the decision making process by reducing the time needed to exchange information between geographically dispersed work groups and leveraging the use of scarce personnel resources located at a distance from coworkers needing their expertise.

     Initial generations of videoconferencing products were relatively expensive and typically required dedicated, high speed transmission facilities, trained operators and special rooms, with customized lighting and acoustics. The price and performance characteristics of these systems limited market demand to users having large visual communications requirements between geographically separate locations. Despite broad interest in videoconferencing, cost benefit analyses led most potential users to conclude that an investment in the technology could not be justified. In recent years, however, numerous factors have led to greater use of videoconferencing. These factors include the rapid growth of world-wide switched digital telephone services, the development of high speed switched local area computer networks, development of corporate intranets, the unprecedented growth of the worldwide Internet, the decreasing cost of these services, technological improvements in both audio and video quality and the availability of lower cost, easy to use turnkey visual communications systems, and the steady increase in personal computer processing power.

     Global connectivity -- the ability to call any location without special equipment or arrangements -- is the basis of the telephone's popularity. The proliferation of switched digital networks, which transmit digital signals (as compared to traditional telephone networks, which transmit analog signals) in the United States and internationally has provided this key element of connectivity to the visual communications market. Before switched digital service was available, videoconferencing calls could only be completed over dedicated transmission lines established between two fixed locations. At the end of 1995, switched 56 kbps and ISDN (64 or 2 x 64 kbps) digital service was available in most cities in the United States and from the United States to many foreign countries. The majority of videoconferencing systems used on switched digital networks in the United States operate at 112 or 128 kbps (two multiplexed 56 or 64 kbps lines). Internationally, 64 kbps is the switched digital standard. The majority of videoconferencing systems used on foreign switched digital networked operate at 128 kbps (two multiplexed 64 kbps lines). PictureTel's videoconferencing systems are fully compatible with one another whether used within the United States or internationally. The Company's products interoperate with H.320 compliant systems from other vendors.

     Coincident with the expansion of switched digital networks has been the dramatic decrease in the cost to use these transmission services. A coast-to-coast call at 128 kbps placed over the U.S. ISDN dial-up network typically costs less than a local cellular phone call; calls at 384 kbps cost less than twice as much.

     In order to transmit a video image over telephone circuits, video data signals must be reduced or "compressed" to fit the capacity of digital telephone lines, which are available in various capacities from 56 kbps to 2 Mbps. To compress an audiovisual signal, information is dropped, causing the quality of the video image to decrease. The quality of the transmitted video image depends upon the data rate at which the signal is transmitted and the sophistication of the compression algorithm (which removes redundant or perceptually less important data from the audio and video signals).

     Video and audio quality have improved dramatically over the years with the introduction of more sophisticated compression algorithms by PictureTel and others. These algorithms compress 90 Mbps of information contained in a television video signal down to as little as 20 kbps (over 4,000 to 1 compression) for transmission over various telephony and computer networks, and decompress that signal for display at the receiving end while achieving acceptable picture quality and full duplex audio transmission. In addition, proprietary advances in compression technologies have improved audio fidelity from less than telephone quality in the mid-1980's to today's systems which deliver sound which is difficult to distinguish from the voices of people sitting in the same room as the listener.

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

     Since the introduction of turnkey systems, videoconferencing equipment has become more convenient to purchase and use. Previously, telecommunications specialists acquired equipment from numerous vendors and integrated the various components into a custom system. Since 1988, videoconferencing vendors such as PictureTel have begun offering turnkey systems, which eliminate the need for procurement and systems integration specialists. In addition, these systems incorporate "user friendly" features that eliminate, in most cases, the need for trained specialists in order to use the equipment.

     New networks are expanding the possibilities for videoconferencing. With the new H.324 standard, videoconferencing can be conducted over POTS. That reduces the cost of a video call to the cost of a traditional phone call. It also brings the possibility of very low cost ($500 or less) personal computer
(PC)-based videoconferencing solutions. The level of quality of POTS videoconferencing is below that required for normal business usage, but it is adequate for home use and for business people on the road (to place a video call from a hotel room, for example).

     Local area networks (LANs), used for data communication among computers in a business office, have experienced a steady increase in speed over the past few years. With faster routers, low-cost 100 Mbps interface cards, and other technologies, most LANs can easily accommodate the slight additional traffic of video calls. With the H.323 standard, interoperable products for videoconferencing over LANs are being introduced this year. The main advantage of LAN videoconferencing is that it removes the need to bring ISDN connections to every desktop -- it leverages the network cable that is already connected to each PC. With H.323-to-H.320 gateways, videoconferencing systems in a LAN can communicate with any ISDN system.

     The Internet has also been emerging lately as a network for videoconferencing, in two forms. First as a way to interconnect geographically-dispersed LANs within the same company (the so-called Intranets) -- in such cases usually high-speed portions of the Internet are used, to maintain an adequate bandwidth and quality of service. Second, as a direct connection among any computers or videoconferencing terminals connected to the Internet -- in such cases the quality is low, with frequent dropouts in video and audio. Still, Internet videoconferencing allows for the lowest possible connection cost: for the price of a local phone call, long-distance (even international) video calls can be placed. Products for Internet conferencing (audio, video, and data) have been introduced in the past couple of years, including Microsoft's Netmeeting(TM), which incorporates PictureTel application sharing technology.

TECHNOLOGY

  Proprietary

     The Company's primary technological contributions have been in the areas of video compression, audio compression, echo cancellation, automatic volume control, noise suppression, speaker localization for automatic camera positioning, information sharing protocols/applications, and system architecture. For definitions of technical terms see the brief glossary at the end of the "Technology" section.

     A standard broadcast video signal is comprised of 90 million bits of information per second. Transmission of this amount of data is costly and, in most cases, it is unnecessary to send 100% of the information in order to recreate the original picture, or an acceptable representation of it. The purpose of a video compression algorithm is to reduce the amount of information required to describe an image, including movement for objects within the image, without significant loss of accuracy. The effectiveness of an algorithm is measured by the amount of bandwidth needed to provide "acceptable" picture quality. Subjective measures consider the smoothness of the moving images and the lack of artifacts due to the compression.

     Since its inception, the Company has developed increasingly sophisticated algorithms capable of compressing a video signal 800-1600 times to enable the transmission of video images over low bandwidth dial-up networks. In 1986, PictureTel introduced its first codec utilizing its proprietary algorithm, MCT, which was the first commercially available product using motion compensated discrete cosine transform video compression technology. In 1988, PictureTel introduced HVQ, hierarchical vector quantization, a more advanced compression technique which, among other improvements, replaced the discrete cosine transform in MCT with a multiresolution pyramid and a vector quantizer.

     PictureTel's third generation algorithm, SG3, which the Company first shipped in the first quarter of 1991, further advanced low bandwidth video compression technology. SG3 replaced the vector quantizer in HVQ with a more efficient vector quantizer. SG3 was also the first commercial product to incorporate background estimation, which dramatically improves picture quality in scenes where objects frequently include complex backgrounds. SG3's background estimator permits it to dedicate more bandwidth to coding moving objects by storing views of non-moving objects at the receiving end so they need not be retransmitted. The Company believes that SG3 made it possible to deliver acceptable business quality video and audio at approximately 80 kbps, representing a 90% reduction in the required bandwidth from 1985. SG3 uses the additional bandwidth beyond 80 kbps available on a 112 kbps or higher data rate network to provide still better video and audio quality.

     PictureTel's latest video compression algorithm, SG4, introduced in 1995 in the Concorde 4500 platform, has several improvements over SG3. The most important are improved encoding of the motion vectors, resulting in smoother motion rendition, and the PicturePlus video enhancement system, which compensates for variations in the video quality caused by poor light conditions and camera noise. Furthermore, the SG4 compressed data is transmitted using the standard H.221 protocol, which allows multipoint conferencing with SG4 video quality through standard H.320 MCUs.

     The Company has invested significantly to develop state of the art audio compression and echo cancellation technologies in order to produce a more "natural" sound in its videoconferencing systems. The Company believes that to produce audio quality which approximates that of a face-to-face meeting, systems must feature wideband audio and full-duplex operation, which, unlike half-duplex speakerphones, allow people at all ends of a video call to be heard at the same time.

     When conducting a videoconference at 112 kbps, typically no more than 28 kbps are available for audio transmission. In 1986, audio compression technology could only deliver 2.5 KHz of audio fidelity. With advancements incorporated into HVQ, audio fidelity improved to 3.5 KHz, comparable to regular telephone audio quality. Proprietary advancements in SG3 improved audio quality available with the same 28 kbps to 7.0 KHz.. The perceptual difference between 3.5 KHz and 7 KHz audio is similar to the difference between sound on AM and FM radios.

     An effective face-to-face meeting requires full-duplex audio. However, in a videoconference, transmitting sound into microphones and out through speakers introduces the possibility of echo feedback. Commercial echo cancelers in conventional speakerphones reduce echo feedback, but are not effective for videoconferencing because of the relatively long processing delay caused by compressing and decompressing the video. This delay can approach up to one second round trip over low speed channels (128 kbps and less). Commercially available echo cancelers at the time typically only operated at telephone bandwidths (3.5 KHz). Therefore, the Company developed IDEC, its patented echo cancellation technology, which substantially eliminates all echo feedback and is standard in all group and personal videoconferencing system products. IDEC has been steadily refined and improved since its introduction.

     Another audio technology, introduced by the Company in 1996, brings a new level of comfort to videoconferencing: the LimeLight(TM) microphone array, which is mounted together with the PowerCam camera on top of the video monitor. With only four microphones, LimeLight uses sophisticated proprietary signal processing algorithms to locate, in three dimensions, the head and shoulders of the person who is currently speaking. The localization information is used to automatically control the pan, tilt, and zoom of PowerCam to optimally frame the person speaking. LimeLight also employs intelligent decision-making algorithms in order to frame multiple persons who engage in a conversation. LimeLight brings a competitive edge to the Company, since no other videoconferencing or video camera manufacturer has an equivalent technology.

     In 1994 the Company introduced its LiveLAN product for LAN videoconferencing. Besides audio and video compression technologies, LiveLAN introduced additional components necessary to cope with the variable bandwidth of LANs and the variable computing power of the host PC. Such technologies include appropriate video and audio packetization protocols and techniques to minimize artifacts due to packet losses. Appropriate management protocols were also introduced, to allow network managers to control and limit video traffic within any segment of their networks. Starting in 1997, the LiveLAN and LiveGateway products will fully support to H.323 LAN videoconferencing standards.

     As the number of videoconferencing systems has expanded in the marketplace, there has been an increasing demand to link multiple locations into a single call, in much the same way that audio conference calls occur today. This demand has led to the development of video bridges, or multipoint control units ("MCU"). In a multipoint videoconference, each location transmits its compressed audio and video signal to the bridge. The MCU contains audio bridging technology which permits it to parse, or "strip out" the audio signal, decode it, determine which signals represent speech, combine them, and then re-encode the combined audio signal and transmit it to all locations on the call. In this sense, the MCU acts similarly to a typical audio conferencing bridge. Beyond this capability, however, is the need to synchronize the transmission of the audio with the video image which accompanies it and the ability to switch between various video images.

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

     In December 1990 the ITU-T (the International Telecommunication Union -- Telecommunication standardization sector, formerly CCITT) formally adopted a standard for video telecommunications (H.320) to ensure that equipment from different manufacturers will be capable of interoperating. Compatibility of codecs is particularly important for communication via switched digital networks
(ISDN) because the advantage of these services is dial-up communications without regard to the type of equipment being used at the receiving end of the transmission.

     Beginning in the late 1980s the ITU-T (International Telecommunication Union) defined the initial proposals for a new standard, T.120, which was subsequently approved in 1995. The Company actively participated in the ITU-T discussions developing T.120. This standard defines the exchange of data and graphical images among personal computers, videoconferencing systems and other graphical communication devices such as electronic white boards and overhead projectors. This standard is presently being included in the Company's group products and will be included in the personal system products. The technology for computer application sharing, jointly owned by PictureTel and Microsoft Corporation, will become part of the T.120 suite.

     As technological evolution enables other networks besides ISDN to carry effective videoconferencing calls, new standards are emerging to define the protocols for them. The Company maintains a strong level of participation in the ITU-T, and has been driving such new standardization efforts. In particular, PictureTel served as the editor of the H.324 standard for POTS multimedia conferencing, initially approved by the ITU-T in November of 1995, and is a major technical contributor of the H.323 standard for LAN videoconferencing, to be determined by the ITU-T in mid 1997. PictureTel has also many chairman and vice-chairman positions within the most important standard bodies, such as the ITU-T, ANSI (American National Standards Institute), and IMTC (International Multimedia Telecommunication Consortium).

     The H.320, H.323 and H.324 standards incorporate technologies that have been developed and patented by certain codec manufacturers, including the Company and certain of its competitors. These codec manufacturers have agreed with the ITU-T to grant licenses, on nonexclusive nondiscriminatory bases and on fair and reasonable terms to all manufacturers who wish to comply with the standards. The Company has obtained some licenses, and it believes that it will obtain all necessary licenses at reasonably low costs.

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

     DISCRETE COSINE TRANSFORM, DCT -- a mathematical transformation used in standards and some proprietary video compression algorithms. The DCT maps a set of original image sample values into frequency components that can more efficiently be compressed. DCTs are used in all H.3xx standards.

     ECHO CANCELLATION -- the process of removing the acoustic echo that would result from a full-duplex audio communication system. When the person at point A talks and his voice is reproduced by the loudspeaker at point B, the microphone at B would pick it up and send it back (with a delay due to the communication system) to the loudspeaker at point A. An acoustic echo canceler eliminates such a return signal.

     FULL-DUPLEX -- characteristic of a communication system in which signals can be simultaneously transmitted in both directions. For example, in audio or audio/video calls, it means that people at both ends of a call can speak and be heard simultaneously.

     H.320 -- Standard for videoconferencing on narrowband switched digital networks, such as Accunet and ISDN. Can be used from 56 kbps to 2 Mbps.

     H.323 -- Standard for multimedia (audio, video, data) conferencing over traditional packet-switched networks. It can be used for conferencing over LANs and the Internet.

     H.324 -- Standard for multimedia conferencing over unmodified analog phone lines (POTS).

     HALF DUPLEX -- characteristic of a communication system in which signals can be transmitted in both directions, but not simultaneously. For example, in an audio call, it means that only one person can speak at any given time (a typical mode of operation for inexpensive speakerphones).

     INTERNET -- the worldwide network that interconnects many local area networks. Initially funded entirely by the U.S. government, there are now many commercial companies investing on expanding the Internet, adding more access points, switching equipment, and communication links.

     IP -- Internet protocol. The most popular packet data communication protocol, used in many LANs and the Internet.

     ISDN -- integrated services digital network, an international switched digital communication network (also leveraging existing telephone wires, similar to ACCUNET) that provides multiples of kbps per channel, up to a maximum of 2 Mbps. ISDN is available in many countries.

     KBPS -- kilobits per second, 1 kbps = 1,000 bits per second.

     LAN -- local area network, in which computer data communication involving several sources and destinations flow concurrently through the same wires, by means of a packet-based time-division multiplexing.

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

     POTS -- "plain old telephone system," see PSTN.

     PSTN -- public switched telephone network; the traditional twisted-pair network used for analog telephony.

     QUANTIZATION -- the process for approximating a continuous variable by its nearest value from a table.

     VECTOR QUANTIZATION, VQ -- the process of approximating a collection of continuous values ( a vector), by its nearest vector from a table.

PRODUCTS

     The Company develops and manufactures the products listed below for the videoconferencing industry. They range from high end group systems for many people, to personal systems for one-on-one videoconferencing. The Company also offers products that complement these systems, such as multipoint bridges and various software options and peripherals.

  Group Systems

     The Company develops, manufactures, markets and supports three families of group videoconferencing systems: the Performance Family, the Value Family, and the Compact Family. All group videoconferencing products are comprised of five basic modules or components: an electronics module, a video module, an audio module, a user interface and a WAN interface. The electronics module or CODEC (compression/decompression) includes all the necessary functionality required for video compression, audio compression and video switching. The video module is comprised of a pan, tilt, and zoom camera (or cameras), an NTSC or PAL color display and associated video electronics. The audio module consists of a microphone, speaker(s), and associated audio electronics which facilitate echo cancellation, noise suppression, and gain control. The user interface is comprised of a keypad and menus that assist in placing a call and managing the videoconference with features such as camera control keys, camera preset keys, video source selection keys, mute and Picture-in-Picture. The WAN interface includes standard interfaces such as V.35, RS-449 or X.21, permitting communication over switched or dedicated digital networks that operate from 56 Kbps up to T1 (1.544 Mbps) and E1 (2.048 Mbps) speeds.

     All the Company's group systems are interoperable and collectively, the Performance, Value, and Compact products, span a price/performance range from $8,995 to $50,000+ providing a viable solution for both the price sensitive and performance oriented users.

     Performance Group Systems. The Performance Family is PictureTel's premier line of products. The Performance Family supports both PictureTel's most recent proprietary compression algorithm, SG4, optimized for low bandwidth applications, and an enhanced version of the industry standard ITU-T H.320 algorithm. The Performance Family currently includes the Concorde 4500ZX and 4200ZX products. List prices range from $35,000 to $50,000+ fully configured. The Concorde 4500ZX, introduced in April 1995, is the Company's flagship product. The standard system includes an infrared based keypad, camera and Look-At-Me-Button (LAMB), a unique device to facilitate distributed control within a videoconference call. The Concorde 4500ZX also comes standard with a WorldCart supporting color NTSC or PAL displays up to 32" in size and an integrated speaker system, optimized for voice, developed exclusively for PictureTel by BOSE Corporation. Both the 4200ZX and the Concorde 4500ZX offer 30 FPS (frames per second) performance. This feature provides "30 frames per second quality" video at bandwidths starting as low as 256 Kbps (kilobits per second) and as high as 768 Kbps. In July 1996, PictureTel introduced a new feature, "Limelight," on the System 4000 Family. Limelight is an automatic audio sensing intelligent camera positioning system.

     Value Group Systems. The Value Family is PictureTel's answer for price sensitive users. The Value Group Systems provide interoperability via the industry standard ITU-T H.320 algorithm and support a wide range of data rates. The Value line is represented by the Venue 2000 system, including the low-cost-of-entry Venue Model 30, and the higher-functionality Venue Model 50. All models offer options for higher data rates (T1/E1 speeds) and higher frame rates. The Venue list prices range from $15,000 to over $30,000 for a fully loaded Venue model.

     Compact Systems. In October 1996, the Company introduced SwiftSite, the industry's first Compact conferencing system, a self-contained, optimized-for-simplicity system with a list price ranging from $8,995 to $10,345. SwiftSite features ITU-T H.320 algorithms, as well as PictureTel enhancements. In addition, SwiftSite integrates a pan tilt zoom camera and a superdirective microphone into the self-contained unit, and the capability to download software over the ISDN link from PictureTel's Software Upgrade Server. SwiftSite heralds a new category of group conferencing systems -- Compact systems -- that offer simple, portable and affordable solutions to PictureTel customers.

  Personal Systems

     In July 1993, the Company introduced the PictureTel Live PCS 100, a personal videoconferencing system designed for use with a personal computer (desktop product). The PCS 100 consists of a video board, audio board, camera, speakerphone and software. Utilizing the H.320 standard (described under "Technology-Standards"), the PCS 100 is interoperable with all the Company's conferencing and bridging products. It also provides information sharing capabilities which allow users to simultaneously share files and applications while conducting a videoconference. The system is designed to operate in an ISA-bus, 386 or above personal computer running Microsoft Windows 3.1(R). It lists for $4,995 and $5,995.

     In July 1994, the Company shipped its LiveShare collaboration software with application sharing that allows users to share files and interact on an application during a videoconference. In September 1994, the Company entered into the Local Area Network market with its LiveLAN family of products which enable videoconferencing across a corporate LAN. List prices for these products start at $249.

     In January 1995, the Company announced the PictureTel Live PCS 50 which complements the PCS 100. The product consists of a single audio/video board, a fixed focus camera, a speakerphone or headset and associated software. As with the PCS 100, the ITU-T H.320 compression standard is used, which provides interoperability with all of PictureTel's other conferencing and bridging products and any H.320 compatible system from other vendors. It also provides the same information sharing capability as the PCS 100 which allows users to simultaneously share files while conducting a videoconference. The system is designed to operate on an ISA-bus, 386 or above personal computer running Microsoft Windows 3.1(R). The product's list price ranges from $2,495 to $4,195. While the PCS 100 remains the high end member of the PictureTel Live product family, offering greater flexibility in terms of network support and expansion options, the PCS 50 product line offers a more affordable solution for ISDN networks.

     In October 1995, the Company introduced the Live 200i videoconferencing product. This product consists of an audio/video board, camera, headset, and software. It features the same interoperability and information sharing tools as the PCS 50 and PCS 100. The system is designed to operate in a ISA-bus, 486 or above personal computer and requires a VMC display controller. Unlike the PCS 50 and PCS 100, the Live 200i runs using Microsoft Windows 95(R) operating system. The product lists for $1,995.

     In May 1996, the Company shipped the Live200p. Unlike previous PictureTel Desktop Video products, the Live200p is a single board solution that utilizes the host computer's onboard or integrated graphics. The Live200p operates in a PCI bus, 486 or Pentium personal computer running Microsoft Windows 95. The Live200p consists of an audio/video board, camera, headset, speakers, microphone, and software. The product's list prices range from $1,495 to $2,445.

     In September 1996, the LiveGateway began shipping. This product is part of the LAN family of products, which run on a company's local area network. The LiveGateway is a PC server add-on kit that provides LiveLAN clients access to
H.320 compliant systems. LiveGateway includes a board and a server software application. It is an ISA bus board designed to run on a 486/66 or faster personal computer. The LiveGateway list price is $2,995. With the introduction of the LiveGateway came enhancements to LiveLAN, the desktop video conferencing system for the LAN, and LiveManager, a software application that allows network managers to tailor the use of video and audio within the local area network's configurations and capacities. These three products together offer an end-to-end solution for a company with both H.320 and H.323 systems.

     Also in September 1996, the Company announced follow-on releases in 1997 of the LAN family of products that will provide functionality and performance enhancements, such as full H.323 standards compliance, full CIF and full-screen video, wideband audio with echo cancellation, and support of the T.120 standard for multipoint data conferencing.

  Network Systems

     PictureTel's Network Systems could be described as the "glue" that joins its videoconferencing systems products into a company-wide solution, commonly known as an "enterprise solution". Multipoint bridges and reservation and management systems software are the major revenue sources for the division. These products deliver functionality that is "shared" among distributed videoconferencing systems throughout a network. Multipoint bridges enable videoconferences with more than two sites. Reservation and management systems allow conference rooms, bridging resources and network facilities to be scheduled and managed in advance of upcoming meetings by anyone, right from their PC.

     The "Montage" Conferencing Server product line takes advantage of "off-the-shelf" bridging hardware and differentiating software features that make the products unique to the Company. Software features include the Company's proprietary compression algorithms SG4 and PT724. Several major enhancements including Continuous Presence and Audio only Conferencing were added to the Montage Conference Server product line in 1996. The base Montage supports four sites in a multipoint conference for about $90,000 list price. The largest Montage systems support up to 48 sites in a single conference or any combination of conferences up to a total of 48 sites. Over 2,000 sites can be in a single conference using a capability called cascading, which joins multiple Montages together. A fully loaded Montage Model 570 lists for over $300,000. Each Montage system is fully upgradable so customers can take advantage of new standards-based as well as proprietary features as they are released. In the fall of 1996, over 10,000 people participated in a single multipoint call in which approximately 1,000 sites were connected to 25 Montages networked together.

     The "Prism" Conferencing Server product line, introduced in the summer of 1996, brings new levels of reliability and ease of use to multipoint conferencing, while setting a new standard in price/performance. With Prism, users of desktop and group videoconferencing systems can make spontaneous multipoint calls using their own dedicated multipoint conferencing server (MCS). Prism's premise switching capability also offers organizations an affordable way to distribute expensive network resources to many videoconferencing users. Prism is housed in a compact unit that can be located anywhere in the office environment. It's delivered preconfigured to enable users to set up their own multipoint calls without technical assistance. This minimizes the opportunity for error in call setup, making Prism a highly reliable solution. List price ranges from $20,000 to $70,000.

     LiveScheduler is PictureTel's enterprise scheduling and network control solution and is among the industry's most advanced scheduling products. Utilizing a client/server architecture, LiveScheduler provides simple, effective, and yet powerful scheduling and management of conference rooms, people and equipment, as well as videoconferencing network resources. Availability of sites, rooms, equipment, and even people, are depicted graphically to users through the Windows-based GUI application, while the LiveScheduler server analyses the availability of any required supporting resources, such as network equipment, multipoint bridge ports, and even network bandwidth. The server can communicate with many globally dispersed clients simultaneously, whether connected over a LAN or by dial-up modem, and process all requests for meetings and schedules. Used in conjunction with PictureTel's leadership Montage and Prism multipoint bridges, LiveScheduler can even automatically set up and end a video conference by provisioning the required network and instructing the bridge to dial directly to the sites to be connected. List price ranges from $18,000 to $40,000.

  Software

     The Company's group and personal videoconferencing systems are software based and can be upgraded by the user using standard floppy diskettes, a removable memory cartridge, or remotely via server and modem. The Company also sells a Developer's Toolkit, a set of software components, designed to give programmers access to major functions for set up and control of video, audio, windowing, data transfer, configuration and network communication.

  Options and Peripherals

     The group and personal systems videoconferencing products are available with a number of software and hardware options. Options available on some or all products include NTSC or PAL video input standards, various network interfaces such as RS449, V.35, RS232 or X.21, high resolution graphics capability and data encryption for secure communications. Peripheral equipment used to supplement the systems may include document cameras for transmission of still images, additional video cameras to be placed in the conference rooms and video cassette recorders. In 1996, the Company introduced two new videoconferencing peripherals, Groupview and Groupboard. Groupview is an overhead projector designed to handle documents in a videoconferencing environment. Groupboard is a 42" high resolution display and whiteboards solution.

RESEARCH AND DEVELOPMENT

     The Company believes that decreased size, cost and increased functionality will characterize future product generations. The Company also believes that as videoconferencing expands beyond group meetings into the personal communications segment of the market, success will be dependent on the further development of powerful video signal processing chips and further miniaturization of systems components such as cameras and monitors. At such time, the Company expects videoconferencing usage to expand to the desktop as part of a "multimedia" workstation, or as a personal videophone. This technology will initially augment and may eventually replace the telephone, leading to the development of the residential market with a consumer videophone.

     The Company is working to develop products similar to the PictureTel Live PCS 100, 50, and Live 200p. The Company believes that, in order to meet the power, size and cost constraints of desktop products, more powerful signal processing chips are required. The Company believes that video signal processing chips already available or under development by the Company and others will provide the basis for future generations of group and desktop videoconferencing systems.

     With the increased availability of other networks (besides ISDN and Switched-56) for reliable videoconferencing (such as LANs and corporate Intranets), the Company believes that the interfacing capabilities of its products should be expanded to accommodate such networks, as is discussed in the Technology section. Therefore the Company will continue to invest toward that goal, as well as continue to invest in further developments to its LiveLAN family of videoconferencing products. The LiveLAN family of products will have an increasing presence in videoconferencing solutions delivered by the Company. The transition from an ISDN-centric videoconferencing market to one with a mixture of ISDN, LANs, Intranets, and the Internet will be somewhat slow for business applications, where a minimal level of audio, video, and data throughput quality is necessary for continued use of the technology.

     The Company spent $66,013,000, $50,431,000 and $41,243,000 on research and development, including capitalized software costs, in 1996, 1995 and 1994, respectively. The Company had 424 full-time employees in research and development at December 31, 1996.

     The Company has entered into joint development agreements with Microsoft, NTT and others for product and software development that will further expand the desktop market. These companies retain non-exclusive rights under license from PictureTel to distribute the products that result from the development work.

SALES, MARKETING AND CUSTOMER SERVICE

     The Company and its subsidiaries currently distribute PictureTel products worldwide by direct sales and indirect channels of distribution.

     As the market for videoconferencing systems expands, the Company expects to increase its reliance on joint selling and distribution through a combination of transmission carriers, telecommunication equipment distributors, personal computer distributors and resellers and value-added resellers, and has currently developed relationships with companies in each of these indirect channels. In 1996, the Company derived approximately 24% of its worldwide product revenues from direct selling activities, and 76% from indirect channels. At December 31, 1996 and 1995, the Company had a product backlog approximately $7,700,000 and $14,100,000, respectively. Backlog consists of purchase orders for which a delivery schedule within six months has been specified by the customer. Since orders generally may be canceled or rescheduled by the customer without significant penalty, backlog as of any particular date may not be indicative of PictureTel's actual sales in any succeeding period.

UNITED STATES

     Indirect Channels. To address the market below the Fortune/Service 500 (the largest businesses in the United States as published annually by Fortune magazine) and expand the Company's presence in the Fortune/Service 500 market, the Company has increased the number of telecommunication equipment distributors, regional Bell Operating Companies ("RBOCs"), value-added resellers ("VARs") and dedicated dealers who distribute the Company's products. Telecom distributors, or interconnects, act as dealers for the Company and typically distribute other communications equipment such as PBX systems, voice processing equipment and multiplexors, as well as network services to large, medium and small size companies. The RBOCs typically sell third party manufactured systems which leverage the use of their switched and dedicated network services. To expand its coverage of the Fortune/Service 500 companies, the Company has entered into distribution agreements with Lucent Technologies, Inc., CompuCom, MCI, GTE, Southwestern Bell, Ameritech, Pacific Bell, and Ingram Micro.

     The Company believes that, as system prices decrease, additional applications for sales to vertical markets, such as distance learning, telemedicine and remote interviewing, will develop. VARs typically have expertise in a particular market and the Company plans to utilize this expertise to stimulate the Applications Developers Program. Under this program, PictureTel sells developers, VARs, original equipment manufacturers and systems integrators its Video Modem products and the PictureTel Developer's Tool Kit. Together these products provide the building blocks to allow developers to write applications and incorporate PictureTel's visual communications technology into unique vertical market products. With the introduction of the PictureTel Live PCS 100, Live PCS 50 and Live200p products, the Company continues to develop relationships with established personal computer distributors and resellers.

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

     The Company maintains five regional sales and support offices and twenty additional branch sales and support offices. Regional offices typically include demonstration equipment as well as a number of customer and technical sales representatives and field support personnel.

INTERNATIONAL DISTRIBUTION

     Outside of the United States the Company relies on a network of foreign market distributors and its own international subsidiaries. Agreements with the Company's foreign market distributors generally provide for pricing, volume discounts, order lead times, a specific geographic territory and other terms and conditions and are typically for terms of one to three years with options to extend such terms by mutual agreement.

     In the third quarter of 1991 the Company established its first international subsidiary, and currently the Company has operating subsidiaries in the Australia, Brazil, Germany, Italy, Japan, Mexico, Sweden, Switzerland and the United Kingdom, and branch offices in Canada, France, Spain, Hong Kong, Korea, Malaysia, Netherlands, People's Republic of China and Singapore. International distributors include companies such as British Telecom (BT), Deutsche Telekom, Nippon Telephone & Telegraph (NTT), Alcatel, EGT (France Telecom), Telecom Italia, Siemens, and Mercury Communication (Cable & Wireless). These international units provide sales and support services locally. Sales to international distributors are usually made in U.S. dollars in order to minimize the risks associated with fluctuating foreign currency rates. Sales by the Company's operating subsidiaries to customers are generally made in the subsidiary's local currency.

     The Company's revenues from sales to foreign markets represent approximately 45%, 43%, and 42%, respectively, of the Company's total revenues in 1996, 1995, and 1994. Additional information with respect to the Company's international business is included in Note 11 to the Consolidated Financial Statements.

ENTERPRISE SERVICES DIVISION

     The Company believes that the quality and reliability of its systems and services is important to customer satisfaction. As proof points, the Company's Enterprise Services Division is ISO9002 registered, and continues to maintain its certification. The Company also regularly measures customer satisfaction, and implements corrective actions to improve the quality of its service. The delivery of service is backed by the launch of the Company's Certification Program (Certified Videoconferencing Engineer), the first in the videoconferencing industry, which will test and certify the technical abilities of all support personnel dealing with the Company's videoconferencing products.

     The Company provides warranty support for parts and software media on all its products. The warranty period is generally one year for hardware, 90 days for software media, and 90 days for repaired parts. Estimated costs related to warranty are accrued at the time of revenue recognition.

     The Company helps customers implement and manage its technology on a global basis through a comprehensive portfolio of maintenance, professional and conference services, which address each phase of the product life cycle. Consulting services provide planning and needs analysis to customers. Design services, like room design and custom solutions, provide customized videoconferencing solutions to meet each customer's unique needs. Project management, installation and training provide customers with effective implementation of the Company's products. For the on-going operation of customers' videoconferencing environment, the Company provides conference services and maintenance services.

     Conference Services facilitate the customer's use of the videoconferencing technology by providing conference room scheduling, call launching, and end-to-end problem resolution during conferences. In addition, the Company supports customers' multipoint needs including managing the customer's bridges, either on the Company's premises or remotely, and offering bridging services to customers who do not own a bridge.

     All these services are sold both directly to customers and through the Company's distributors. Service programs for local and international distributors range from reselling the Company's service offerings to providing back-end support for servicing end-users.

     All maintenance services are delivered on a worldwide basis from several integrated global support centers located in the United States, United Kingdom, Singapore, and Japan. Spare parts are stocked around the world to meet response time commitments to customers and distributors. The Company utilizes direct field service staff as well as distributors and third party service providers to perform installation and on-site repairs. Conference services are delivered from geographically distributed Network Operations Centers located in the United States, United Kingdom, and Singapore. The company delivers professional services and training through consultants, project managers and instructors. In addition, the Company offers electronic support via the World Wide Web.

     The Company's revenues from services represent less than 10% of the total revenues in 1996.

COMPETITION

     The Company is engaged in an industry that, as a result of extensive research and development efforts, has new, more technologically advanced products introduced on a regular basis. If the Company is not in a position to exploit and obtain technological advancements, its products may become obsolete or priced above competitive levels. Moreover, unforeseen technical or other difficulties may interfere with the development or production of its products, or prevent or create delays in marketing such products.

     A number of companies, including British Telecom ("BT"), Compression Laboratories, Inc. ("CLI"), VTEL Corporation ("VTEL") and NEC continue to dominate the high bandwidth transmission (from 384 Kbps to 2.048 Mbps) videoconferencing market. Currently, switched ISDN service is the most widely available switched digital service in the United States.

     The Company also faces competition from a number of companies with currently available or announced visual communications products designed for low bandwidth videoconferencing. Currently, three United States companies, CLI, VTEL, and Intel Corporation are among the companies marketing low bandwidth full-motion video modems and complete videoconferencing systems. In addition, outside the United States, low bandwidth videoconferencing systems and video modems are available from a number of suppliers in Europe and the Far East including Canvis Visual Technologies, Philips Kommunikations Industries AG, Tandberg Telecom AS, Mitsubishi Ltd., NEC, Hitachi, Ltd., Sony Corporation, Fujitsu Ltd. of Japan and Panasonic.

     Some of the companies which now offer products that compete with the Company's products, such as Intel Corporation and Sony Corporation, have significantly greater financial and other resources than the Company. However, the Company competes primarily on the basis of video and audio quality, and data collaboration, as well as on favorable features and the price of its systems. The Company believes that its products are competitive in each of these areas.

     In the personal (one-on-one) visual communications segment, the Company expects that competition will continue to intensify and competitive price reductions may adversely affect the Company's revenues and profitability. The competitive landscape has shifted substantially in 1996. As in 1995, Intel was the primary competitor on the low end of the desktop market while several new entrants have focused on high end solutions. Companies such as VCON, Zydacron and RSI have competitive high end solutions but lack the breadth of products and distribution network that the Company enjoys.

     Previously, purchasers of videoconferencing systems must have purchased the videoconferencing systems from the same vendor to ensure the interoperability. However, as a result of the adoption of standards, products from the Company and other manufacturers are interoperable. Consequently, customers have the freedom to purchase products from several vendors and are not locked into a single vendor for videoconferencing equipment.

MANUFACTURING

     The Company has developed a supply chain that encompasses the Company's subassemblies and products supplied by vendors to the delivery of finished goods to the customer. This effort has resulted in a cost effective and timely delivery of products to our customers. This strategy allows the Company to reduce costly investment in manufacturing capital, and to leverage the expertise of our vendors.

     The Company's manufacturing operation consists of final assembly and testing of complete videoconferencing systems. Subassemblies of large systems that support networks and room conferencing, including tested printed circuit boards, are assembled into complete systems. These final systems are tested to ensure they meet all functional requirements.

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

     In 1996, the Company opened a European Distribution Center in Holland to centralize shipments to its customer base in Europe. PictureTel will look to source components from local vendors in Europe to support proper stocking levels in Holland and maintain timely customer shipments. This will be developed by incorporating the same working relationships and policies with vendors in Europe as it currently does in America.

PATENTS AND COPYRIGHTS

     The Company's principal technology consists primarily of certain advances in video and audio compression algorithms, echo cancellation and audio signal processing, camera positioning, and automatic speaker location technology, implemented in software and hardware configurations for use in PictureTel products. The Company has been issued a number of United States patents relating to the above described technology, which expire at various dates from 2007 to 2013. The Company has a number of additional patent applications issued and pending in various countries including the United States, Canada, Europe and Japan, and will continue to file additional applications. However, there can be no assurance that its current patents (or any additional patents that may be issued in the future) provide broad protection from the development of similar product technology by competitors of the Company. In the absence of broad patent protection, and despite the

Company's reliance upon its proprietary confidential information, competitors of the Company may be able to use algorithms similar to those used by the Company to design and manufacture products that are directly competitive with the Company's products.

     The Company also protects its copyrightable software and related technology under U.S. and other countries' copyright laws by placing appropriate copyright notices that comply with provisions of the U.S. copyright treaties and entering into written agreements with its licensees.

EMPLOYEES

     At December 31, 1996, the Company had 1,496 full-time employees, of whom 700 were employed in sales, marketing and customer support, 424 in product development and engineering, 143 in manufacturing and 229 in administration and finance. The Company had 237 employees in foreign countries at December 31, 1996.

     The Company's continued success will depend in part on its ability to attract and retain highly skilled and motivated personnel who are in great demand throughout the industry.

     None of the Company's employees are represented by a labor union. The Company believes its relations with its employees to be good.

ITEM 2.  PROPERTIES

     The Company's corporate offices and research, development and manufacturing facilities are located in two facilities in Andover, Massachusetts, aggregating approximately 448,900 square feet and one facility in Peabody, Massachusetts, at 46,800 square feet. The lease at 100 Brickstone in Andover expires June of 1999. The lease at 100 Minuteman in Andover expires in July 2014. The Peabody lease expires September 30, 1997. The Company has also entered into an agreement to lease approximately 150,000 square feet of space at 50 Minuteman in Andover, Massachusetts beginning in August 1997. The lease at 50 Minuteman expires in October 2015.

     The Company also leases office space for its twenty-five regional and branch sales and support offices in the United States and for similar offices of its subsidiary and branch operations worldwide.

ITEM 3.  LEGAL PROCEEDINGS

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleges that certain of the Company's products infringe patent rights allegedly owned by Datapoint. The complaint seeks approximately $51 million in damages for alleged past infringement and an injunction against alleged future infringement. The Company believes that it has meritorious defenses to the allegations of the complaint, and is vigorously defending against the lawsuit.

     In the fall of 1995, the Court appointed a Special Master to consider the Company's motion for summary judgment of noninfringement. The Special Master recommended that the motion for summary judgment be denied. On September 16, 1996, the Court adopted the Special Master's claim construction of the Datapoint patents and denied PictureTel's summary judgment motion. A trial date has been set for October 6, 1997. The parties are completing discovery.

     In the event the Company is found to be infringing a valid patent or patents, the Company could be required to pay damages for past infringement and cease the sale of products incorporating the infringing feature (or be required to take a license and pay royalties with respect to such patents). While there can be no assurance that the Company will prevail, the Company believes that it is unlikely that the outcome of the lawsuit would have a material adverse effect on the business or the financial position, results of operations and cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     The following table sets forth the high and low sale prices for the Company's Common Stock for the periods indicated as reported by NASDAQ under the symbol PCTL. (1995 share prices were adjusted for 2:1 stock split during November 1995.)

                                                                  HIGH         LOW
                                                                 -------     -------
          1995
          First Quarter........................................  $19.125     $11.125
          Second Quarter.......................................  $25.063     $17.000
          Third Quarter........................................  $31.000     $21.188
          Fourth Quarter.......................................  $43.875     $20.750
          1996
          First Quarter........................................  $44.734     $30.250
          Second Quarter.......................................  $40.063     $26.750
          Third Quarter........................................  $41.250     $31.250
          Fourth Quarter.......................................  $37.875     $23.375
          1997
          First Quarter (through March 14, 1997)...............  $26.875     $13.625

     As of March 14, 1997 there were approximately 2,019 holders of record of the Company's Common Stock.

                                DIVIDEND POLICY

     The Company has not paid any dividends on its Common Stock since its inception and presently intends to reinvest earnings for use in its business and to finance future growth. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
STATEMENT OF INCOME DATA:
Revenues............................  $482,532     $346,758     $255,193     $176,252     $141,409
Income before extraordinary credit
  and cumulative effect of change in
  accounting principle..............    34,773       19,626        4,579        7,384        8,387
Extraordinary credit, tax benefit of
  net operating loss and tax credit
  carryforwards.....................        --           --           --           --        2,272
Cumulative effect of change in
  accounting principle..............        --           --           --        1,042           --
                                      --------     --------     --------     --------     --------
Net income..........................  $ 34,773     $ 19,626     $  4,579     $  8,426     $ 10,659
                                      ========     ========     ========     ========     ========
Net income per common and common
  equivalent share (1)(2):
Income before extraordinary credit
  and cumulative effect of change in
  accounting principle..............  $   0.96     $   0.56     $   0.15     $   0.24     $   0.26
Extraordinary credit................        --           --           --           --         0.07
Cumulative effect of change in
  accounting principle..............        --           --           --         0.03           --
                                      --------     --------     --------     --------     --------
Net income..........................  $   0.96     $   0.56     $   0.15     $   0.27     $   0.33
                                      ========     ========     ========     ========     ========
Weighted average shares outstanding
  (1)(2)............................    36,054       35,014       31,354       31,486       31,868
BALANCE SHEET DATA:
Working capital.....................  $200,946     $139,396     $118,922     $ 48,399     $ 55,334
Total assets........................   376,047      288,141      216,699      187,425      165,713
Total short-term debt...............     3,813        2,840       10,452        6,651        7,643
Total long-term debt................    13,934       12,804        3,015        4,367        4,685
Stockholders' equity................   259,058      200,822      153,236      146,939      132,128

---------------

(1) Net income per common and common equivalent share is based on the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding during the period. All common and common equivalent share and per share amounts in 1995 and years prior have been retroactively restated to reflect the two-for-one common stock split effected by a 100% common stock dividend paid during the fourth quarter of 1995.

(2) The Company has not paid dividends on its Common Stock since its inception. The Company intends to reinvest earnings for use in its business and to finance future growth. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS FINANCIAL CONDITION AND

     The following table sets forth, for the periods indicated, the percentage of Revenues for certain items in the Company's Statement of Income for each period:

                                                                YEARS ENDED DECEMBER 31,
                                                                -------------------------
                                                                1996      1995      1994
                                                                -----     -----     -----
        Revenues..............................................  100.0%    100.0%    100.0%
        Cost of sales.........................................   52.8      50.5      50.6
        Gross margin..........................................   47.2      49.5      49.4
        Selling, general and administrative...................   25.6      29.2      32.4
        Research and development..............................   12.5      13.3      15.0
        Total operating expenses..............................   38.1      42.5      47.4
        Operating income......................................    9.1       7.0       2.0
        Interest income, net..................................    0.9       0.9       0.7
        Other income, net.....................................    0.7        --        --
        Income before provision for income taxes..............   10.7       7.9       2.7
        Provision for income taxes............................    3.5       2.2       0.9
        Net income............................................    7.2       5.7       1.8

FORWARD-LOOKING STATEMENTS

     This section, as well as other portions of this document, includes certain forward-looking statements about the Company's business and new products, sales and expenses, effective tax rate and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to security analysts and investors from time to time. Any such statements are subject to risks that could cause the actual results to vary materially. These risks are discussed below in "Factors Affecting Future Results".

  YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     Revenues. The Company's revenues increased $135,774,000, or 39%, in 1996 from 1995. The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was partially offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, especially in the personal desktop products, as well as a shift in distribution channel mix with approximately 76% of product revenue now coming from the indirect channels compared with 67% in 1995. Videoconferencing system sales accounted for approximately 83% and 85% of the Company's revenues in 1996 and 1995, respectively. Sales of group and desktop videoconferencing products accounted for 67% and 16%, respectively, of revenues for 1996, compared with 70% and 15%, respectively, for 1995. In addition, sales of bridge products accounted for approximately 8% of the Company's revenues for 1996 compared to approximately 7% for 1995. The balance of the revenues in 1996 and 1995 were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems.

     The Company's revenues from sales to foreign markets were approximately $216,825,000 in 1996 compared to approximately $147,981,000 in 1995 representing 45% and 43%, respectively of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

     Gross Margin. The Company's gross margin increased $56,045,000 or 33%, in 1996 compared to 1995. Gross margin as a percentage of revenues was 47% in 1996 compared to 50% in 1995. Gross margin as a percentage of revenues decreased as a result of the reduction in the average selling price of videoconferencing systems and the increased percentage of volume through the indirect channels. The two trends are expected to continue and may impact future gross margins.

     Selling, General and Administrative. Selling, general and administrative expenses increased $22,291,000 or 22% from 1995 and decreased as a percentage of revenues to 26% from 29%. The dollar increase in spending resulted primarily from the worldwide marketing focus associated with expanding indirect channels and from new product launches, as well as increased commission expense. In addition, the Company has provided additional sales, general and administrative personnel in order to support the Company's overall growth.

     Research and Development. Research and development expenses increased $13,905,000, or 30% in 1996 from 1995 and were 13% of revenues for 1996 and 1995. Research and development expenditures, prior to the capitalization of software costs, were $66,013,000 in 1996 and $50,431,000 in 1995 or 14% and 15%
of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $5,924,000 in 1996 and $4,247,000 in 1995 representing 9% and 8% of aggregate research and development expenditures, respectively.

     Operating Income. Although gross margin as a percentage of revenues has not increased over 1995, operating income as a percentage of revenues increased 29% from 7% to 9% due to a decline in operating expenses as a percentage of revenues.

     Net Interest Income (Expense). Net interest income increased to $4,413,000 in 1996 from $3,152,000 in 1995. The increase was primarily the result of higher marketable securities portfolio balances and lower interest expense.

     Other Income (Expense). Other income (expense) of $3,147,000 in 1996 consists primarily of net gains on sales of securities. Other income (expense) of $87,000 in 1995 consists primarily of net gains on foreign currency transactions.

     Income Taxes. The Company's effective tax rate for 1996 and 1995 was 33% and 29% respectively, and 1996 was lower than the federal statutory rate primarily due to the benefits of the research and development credits, the foreign sales corporation, and a decrease in the valuation allowance. The valuation allowance primarily offsets the deferred benefit of certain federal and state tax credit carryforwards whose benefit is uncertain.

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

     Gross Margin. The Company's gross margin increased $45,561,000 or 36%, in 1995 compared to 1994. Gross margin as a percentage of revenues was 50% and 49% in 1995 and 1994, respectively. Gross margin as a percentage of revenues remained consistent primarily as a result of continued product material cost reductions and decreasing overhead costs offset by an increased percentage of volume through the indirect channels and a higher percentage of revenues coming from the Company's lower-margin videoconferencing system products. The latter two trends are expected to continue and may impact future gross margins.

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

     Operating Income. Although gross margin as a percentage of sales has not increased over 1994, operating income as a percentage of sales increased, due to a decline in operating expenses as a percentage of sales.

     Net Interest Income (Expense). Net interest income increased to $3,152,000 in 1995 from $1,841,000 in 1994. The increase was primarily the result of higher marketable securities portfolio balances.

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

                        LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996 the Company had $62,957,000 in cash and cash equivalents, $38,918,000 in short-term marketable securities and $9,118,000 in long-term marketable securities. During the year ended December 31, 1996 the Company generated $45,639,000 in cash from operating activities. The primary use of cash during 1996 was to fund the net growth in working capital items such as accounts receivable of $49,615,000 net of increases in accounts payable of $27,690,000, as well as additions to property and equipment. Accounts receivable increased more than revenues as a percentage in 1996 compared with 1995 due to increased foreign sales and sales through indirect channels to distributors and dealers which typically have longer collection cycles.

     The Company has available for borrowing up to $40,000,000 under its revolving credit agreement and approximately $4,400,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At December 31, 1996 there was $9,242,000 in debt and $18,319,000 in a standby letter of credit outstanding under the revolving credit agreement and $519,000 outstanding under the foreign lines of credit. At December 31, 1996, the Company had $7,986,000 outstanding under various leasing lines.

     The Company believes that funds from operations, equipment lease financing, available borrowings under its various credit agreements and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's foreseeable operating and capital requirements.

FACTORS AFFECTING FUTURE RESULTS

     New Products, Cost Reductions and Technological Change. The Company is engaged in an industry that, as a result of extensive research and development efforts, has new, more technologically advanced products introduced on a regular basis, and the Company continues to seek improvement in operating results through new products and cost reductions. In addition, new technologies and networks for delivering videoconferencing and data collaboration services, such as the Internet and corporate intranets or LANS, have opened new opportunities for videoconferencing. Industry standards for such new technologies are still being developed. There can be no assurance that the Company will be successful in obtaining cost reductions or in developing and marketing suitable new products for these new technologies and networks that are competitive and accepted by the marketplace.

     Competition. In its established businesses of group systems and desktop systems, the Company competes with a number of larger corporations, such as Sony and Intel, which have greater financial and marketing resources than the Company. In the developing businesses of videoconferencing over networks such as the Internet and LANS, a number of new companies have begun to offer competitive products. In addition, alliances between companies which compete with the Company and companies which develop and market network products as well as mergers among competitors are intensifying competition in the marketplace. This increased competition may lead to decreases in average selling prices and margins in both group and desktop videoconferencing systems or a lower segment market share for newer products and services in the emerging areas of network-based videoconferencing products and services. These factors may impact the Company's growth.

     Potential Fluctuations of Quarterly Operating Results. The majority of the Company's revenues in each quarter result from orders booked in that quarter and a substantial portion of the Company's orders and shipments typically occur during the last weeks of each quarter so that forecasting of revenue is complex and difficult to predict. Unanticipated variations in the timing of receipt of customer orders in any quarter may produce significant fluctuations in quarterly revenues. As a result, a shortfall in revenue compared to expectations may not evidence itself until late in the quarter and any resulting impact on earnings may not be determinable until some weeks after the end of the quarter.

     Manufacturing. Some key subassemblies and products are currently available only from one vendor and some vendors are smaller companies with less financial resources than the Company. In some cases these are sourced from only one vendor, even where multiple sources are available, to maintain quality control and enhance the working relationship with the vendor. The Company's business could be adversely affected by delays or interruptions of supplies, subassemblies or products from such key vendors.

     Newly Issued Accounting Standards. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earning per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 in 1997 and has not yet determined the impact of adoption.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                             PICTURETEL CORPORATION

                                                                                        PAGE
                                                                                        ----
Index to Financial Statements and Supplementary Data
Financial Statements:
     Report of Independent Accountants................................................   22
     Consolidated Statements of Income................................................   23
     Consolidated Balance Sheets......................................................   24
     Consolidated Statements of Stockholders' Equity..................................   25
     Consolidated Statements of Cash Flows............................................   26
     Notes to Consolidated Financial Statements.......................................   27
Supplementary Data:
     Report of Independent Accountants................................................   40
     Schedule II Valuation and Qualifying Accounts....................................   41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PICTURETEL CORPORATION:

     We have audited the accompanying consolidated balance sheets of PictureTel Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PictureTel Corporation as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.
Boston, Massachusetts
February 12, 1997

                             PICTURETEL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Revenues...................................................  $482,532     $346,758     $255,193
Cost of sales..............................................   254,772      175,043      129,039
                                                             --------     --------     --------
Gross margin...............................................   227,760      171,715      126,154
Operating expenses:
Selling, general and administrative........................   123,520      101,229       82,618
Research and development...................................    60,089       46,184       38,327
                                                             --------     --------     --------
Total operating expenses...................................   183,609      147,413      120,945
                                                             --------     --------     --------
Income from operations.....................................    44,151       24,302        5,209
Other income (expense):
Interest income............................................     5,337        4,123        2,826
Interest expense...........................................       924          971          985
Other income (expense), net................................     3,147           87         (101)
                                                             --------     --------     --------
Income before provision for income taxes...................    51,711       27,541        6,949
Provision for income taxes.................................    16,938        7,915        2,370
                                                             --------     --------     --------
Net income.................................................  $ 34,773     $ 19,626     $  4,579
                                                             ========     ========     ========
Net income per common and common equivalent share..........  $   0.96     $   0.56     $   0.15
                                                             ========     ========     ========
Weighted average common and common equivalent shares
  outstanding..............................................    36,054       35,014       31,354
                                                             ========     ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                            ASSETS
Current assets:
Cash and cash equivalents..............................................  $ 62,957     $ 39,476
Marketable securities..................................................    38,918       20,463
Accounts receivable less allowance for doubtful accounts of $3,284 and
  $1,791 at December 31, 1996 and 1995, respectively...................   147,350       97,735
Inventories............................................................    43,320       43,791
Deferred taxes, net....................................................     5,950        6,665
Other current assets...................................................     5,506        5,781
                                                                         --------     --------
          Total current assets.........................................   304,001      213,911
Marketable securities..................................................     9,118       34,084
Deferred taxes, net....................................................     5,088        6,000
Property and equipment, net............................................    44,217       22,515
Capitalized software costs, net........................................     6,832        5,073
Other assets...........................................................     6,791        6,558
                                                                         --------     --------
          Total assets.................................................  $376,047     $288,141
                                                                         ========     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings..................................................  $    519     $    557
Accounts payable.......................................................    53,329       25,639
Accrued compensation and benefits......................................     8,906        9,881
Accrued expenses.......................................................    17,897       16,646
Current portion of capital lease obligations...........................     3,294        2,283
Deferred revenue.......................................................    19,110       19,509
                                                                         --------     --------
          Total current liabilities....................................   103,055       74,515
Long- term borrowings..................................................     9,242       12,226
Capital lease obligations..............................................     4,692          578
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders' equity:
Preference stock, $.01 par value; 15,000,000 shares authorized; none
  issued...............................................................        --           --
Common stock, $.01 par value; 80,000,000 shares authorized; 34,036,186 and 32,723,444 shares issued and outstanding at December 31, 1996 and
  1995.................................................................       341          328
Additional paid-in capital.............................................   196,249      173,379
Retained earnings......................................................    62,195       27,422
Cumulative translation adjustment......................................      (615)        (531)
Unrealized gain on marketable securities, net..........................       888          224
                                                                         --------     --------
          Total stockholders' equity...................................   259,058      200,822
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $376,047     $288,141
                                                                         ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994
                             (DOLLARS IN THOUSANDS)

                                                                                                     UNREALIZED
                                                                                                     (LOSS) GAIN
                           COMMON STOCK        ADDITIONAL                             CUMULATIVE    ON MARKETABLE       TOTAL
                      ----------------------    PAID-IN     RETAINED     UNEARNED     TRANSLATION    SECURITIES,    STOCKHOLDERS'
                        SHARES     PAR VALUE    CAPITAL     EARNINGS   COMPENSATION   ADJUSTMENT         NET           EQUITY
                      ----------   ---------   ----------   --------   ------------   -----------   -------------   -------------
Balance, December 31,
  1993............... 30,297,690     $ 303      $143,978    $ 3,217       $  (40)       $  (519)           --         $ 146,939
Exercise of employee
  stock options and
  related tax
  benefit............    420,110         4         2,021         --           --             --            --             2,025
Amortization of
  unearned
  compensation.......         --        --            --         --           40             --            --                40
Foreign currency
  translation
  adjustment.........         --        --            --         --           --             67            --                67
Unrealized loss on
  marketable
  securities, net....         --        --            --         --           --             --         $(414)             (414)
Net income...........         --        --            --      4,579           --             --            --             4,579
                      ----------      ----      --------    -------         ----          -----         -----          --------
Balance, December 31,
  1994............... 30,717,800       307       145,999      7,796           --           (452)         (414)          153,236
Exercise of employee
  stock options and
  related tax
  benefit............  1,873,650        19        26,229         --           --             --            --            26,248
Employee stock
  purchase plan
  shares.............    131,994         2         1,151         --           --             --            --             1,153
Foreign currency
  translation
  adjustment.........         --        --            --         --           --            (79)           --               (79)
Unrealized gain on
  marketable
  securities, net....         --        --            --         --           --             --           638               638
Net income...........         --        --            --     19,626           --             --            --            19,626
                      ----------      ----      --------    -------         ----          -----         -----          --------
Balance, December 31,
  1995............... 32,723,444       328       173,379     27,422           --           (531)          224           200,822
Exercise of employee
  stock options and
  related tax
  benefit............  1,238,915        12        20,992         --           --             --            --            21,004
Employee stock
  purchase plan
  shares.............     73,827         1         1,878         --           --             --            --             1,879
Foreign currency
  translation
  adjustment.........         --        --            --         --           --            (84)           --               (84)
Unrealized gain on
  marketable
  securities, net....         --        --            --         --           --             --           664               664
Net income...........         --        --            --     34,773           --             --            --            34,773
                      ----------      ----      --------    -------         ----          -----         -----          --------
Balance, December 31,
  1996............... 34,036,186     $ 341      $196,249    $62,195       $   --        $  (615)        $ 888         $ 259,058
                      ==========      ====      ========    =======         ====          =====         =====          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1995         1994        1996
                                                              --------     --------     -------
Cash flows from operating activities:
     Net income.............................................  $ 34,773     $ 19,626     $ 4,579
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation and amortization..........................    21,521       17,906      18,345
     Deferred taxes, net....................................     1,627       (2,127)     (1,162)
     Other non-cash items...................................      (348)         (79)         53
Changes in operating assets and liabilities:
     Accounts receivable....................................   (49,615)     (32,707)    (16,682)
     Inventories............................................       471      (12,130)     (7,384)
     Other assets...........................................      (682)      (2,401)     (3,364)
     Accounts payable.......................................    27,690        7,423       7,481
     Accrued compensation and benefits and accrued
       expenses.............................................       276        9,472       5,693
     Income taxes, net......................................    10,325        8,056         660
     Deferred revenue.......................................      (399)       5,786       5,384
                                                              --------     --------     --------
Net cash provided by operating activities...................    45,639       18,825      13,603
Cash flows from investing activities:
     Purchase of marketable securities......................   (20,115)     (71,772)    (19,014)
     Proceeds from marketable securities....................    25,987       70,902      38,182
     Additions to property and equipment....................   (38,547)     (16,251)    (14,335)
     Proceeds from disposals of property and equipment......       387           --          --
     Capitalized software costs.............................    (5,924)      (4,247)     (2,916)
     Purchase of intangible asset...........................      (565)          --          --
     Proceeds from sale of intangible asset.................     2,050           --          --
                                                              --------     --------     --------
Net cash provided by (used in) investing activities.........   (36,727)     (21,368)      1,917
Cash flows from financing activities:
     Payments on short-term borrowings......................        38       (6,412)      4,944
     Proceeds from long-term borrowings.....................     2,803       12,226          --
     Principal payments on long-term borrowings.............    (5,787)          --       2,483
     Principal payments under capital lease obligations.....    (3,367)      (3,482)     (5,533)
     Proceeds from capital leases...........................     8,492           --          --
     Proceeds from exercise of stock options................    10,676       13,786       2,025
     Proceeds from employee stock purchase plan.............     1,878        1,153          --
                                                              --------     --------     --------
Net cash provided by financing activities...................    14,733       17,271       3,919
Effect of exchange rate changes on cash.....................      (164)         401      (2,013)
                                                              --------     --------     --------
Net increase in cash and cash equivalents...................    23,481       15,129      17,426
                                                              --------     --------     --------
Cash and cash equivalents at beginning of year..............    39,476       24,347       6,921
                                                              --------     --------     --------
Cash and cash equivalents at end of year....................  $ 62,957     $ 39,476     $24,347
                                                              ========     ========     ========
Supplemental cash flow information:
     Interest paid..........................................  $    895     $    958
     Income taxes paid......................................  $  1,632     $  2,893     $ 2,782

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

  FOREIGN EXCHANGE CONTRACTS

     The Company and its subsidiaries have entered into foreign currency forward contracts as a hedge against specific inter-company and foreign currency receivable transactions. Forward contracts involve agreements to purchase or sell foreign currencies at specific rates at future dates. The Company's hedging activities do not subject the Company to exchange rate risk because the gains and losses on these contracts offset the losses and gains on the assets, liabilities, and transactions being hedged. The contract premiums or discounts are amortized over the life of the foreign exchange contracts and are recognized in other income. At December 31, 1996 and 1995 the Company had contracts maturing through May 7, 1997 to purchase $18,534,000 and $21,779,000, respectively, in foreign currency (British pounds, French francs, German marks, Japanese yen, Swiss francs, Swedish krona and Australian dollars). Cash flows resulting from hedging contracts are classified in the same category as the cash flows from the items being hedged. The carrying amount of the foreign currency forward contracts is the fair value which is determined by obtaining market prices.

  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company classifies all debt and equity securities as available for sale. They are carried at their fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Those instruments with maturities between three months and twelve months, along with equity securities, are considered to be short-term marketable securities and investments with maturities of greater than one year are classified as long-term marketable securities. At December 31, 1996 and 1995 cash equivalents and marketable debt securities primarily consist of U.S. government securities, corporate and municipal issues and commercial paper.

     The amortized cost of marketable securities is adjusted for the amortization of premiums and accretion of discounts over the life of the security. Such amortization and interest are included in interest income. For the

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

purpose of determining gain or loss, the specific identification of securities method is used. Realized gains and losses are included in other income.

  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

          Equipment.....................................  2-5 years
          Equipment and furniture under capital           3-5 years
            leases......................................
          Furniture and fixtures........................  3-5 years
          Leasehold improvements........................  Estimated useful life or term of the lease, if shorter

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

     During the years ended December 31, 1996, 1995, and 1994, the Company capitalized approximately $5,924,000, $4,247,000, and $2,916,000, respectively, of software costs. During the years ended December 31, 1996, 1995, and 1994, the Company amortized approximately $4,165,000, $3,337,000, and $3,973,000, respectively, of software costs.

  OTHER ASSETS

     Included in other assets are intangible assets which consist primarily of intellectual property rights and non-compete agreements which are amortized over their estimated useful life, which range from eighteen to thirty-six months. Accumulated amortization on intangible assets was $3,771,000 and $3,203,000 at December 31, 1996 and 1995, respectively. Also included in other assets are prepaid royalties and investments accounted for under the cost method. The Company reviews other long-term assets for any impairment in accordance with the Statement of Financial Accounting Standard No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121).

REVENUE RECOGNITION

     Revenue from product sales is recognized upon shipment in accordance with contractual acceptance terms or upon completion of all significant obligations, whichever is later. Revenue from maintenance contracts is recognized ratably over the term of the contract. Allowances for estimated future product returns

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and price protection under the Company's agreements with its distributors and resellers are provided in the same period as the related revenues.

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

  INCOME TAXES

     The Company provides for the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per common and common equivalent share is based on the weighted average number of shares of common and common equivalent shares (stock options) outstanding during the period. Fully diluted earnings per common and common equivalent share did not differ materially from primary earnings per common and common equivalent share.

CONCENTRATIONS

  Credit Risk

     Financial instruments which potentially subject the Company to concentration of credit risk include cash, cash equivalents, marketable securities and trade receivables. The Company sells its products to a variety of customers, including end users, dealers and distributors, in a variety of different industries and geographic regions. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. With respect to its cash, cash equivalents and marketable securities, the Company invests its excess cash primarily in deposits with a commercial bank, U.S. government securities, corporate and municipal issues, and commercial paper and has established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity. The Company has not experienced any significant losses on these financial instruments.

  Suppliers

     Certain components and parts used in the Company's products are procured from a single source. The Company obtains parts from one vendor only, even where multiple sources are available, to maintain quality control and enhance the working relationship with suppliers. These purchases are made under existing contracts or purchase orders. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company's delivery of products and thereby adversely affect the Company's revenues and profits.

  NEWLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

periods. SFAS 128 requires the presentation of basic and diluted earning per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 in 1997 and has not yet determined the impact of adoption.

3.  INVENTORIES:

     Inventories consist of the following (in thousands):

                                                                    DECEMBER 31, 1996
                                                                  ---------------------
                                                                   1996          1995
                                                                  -------       -------
        Purchased parts.........................................  $ 6,409       $11,492
        Work in process.........................................    2,018         3,252
        Finished goods..........................................   34,893        29,047
                                                                  -------       -------
                                                                  $43,320       $43,791
                                                                  =======       =======

4.  MARKETABLE SECURITIES:

     At December 31, 1996 and 1995, marketable securities can be summarized as follows (in thousands):
Available for Sale Securities

                                                                 AVAILABLE FOR SALE SECURITIES
                                                         ---------------------------------------------
                                                                 1996                     1995
                                                         --------------------     --------------------
                                                         AMORTIZED   CARRYING     AMORTIZED   CARRYING
                                                           COST       VALUE         COST       VALUE
                                                         ---------   --------     ---------   --------
U. S. Government and its agencies......................   $42,992    $ 42,956      $45,983    $ 46,252
Municipal Issues.......................................     3,352       3,353        8,217       8,295
                                                          -------     -------      -------     -------
     Total Debt Securities.............................    46,344      46,309       54,200      54,547
Equity Securities......................................       482       1,727           --          --
                                                          -------     -------      -------     -------
                                                          $46,826    $ 48,036      $54,200    $ 54,547
                                                          =======     =======      =======     =======

     Unrealized holding gains of $1,210,000 for 1996 and $347,000 for 1995 are included as a separate component of stockholders' equity, net of tax. Realized gains of approximately $3,000,000, $107,000 and $84,000 from the sales of available for sale securities are included in other income for the years ended December 31, 1996, 1995 and 1994, respectively.

     At December 31, 1996, $37,192,000, or 58% of the Company's marketable securities have stated maturity dates within one year of the balance sheet date, the remaining securities have stated maturity dates within two years of the balance sheet date.

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                                    DECEMBER 31, 1996
                                                                  ---------------------
                                                                   1996          1995
                                                                  -------       -------
        Equipment...............................................  $79,795       $49,526
        Equipment and furniture under capital leases............   11,410         7,867
        Furniture and fixtures..................................    6,865         6,166
        Leasehold improvements..................................    5,081         2,735
                                                                  -------       -------
                                                                  103,151        66,294
        Less:  Accumulated depreciation and amortization........   58,934        43,779
                                                                  -------       -------
                                                                  $44,217       $22,515
                                                                  =======       =======

     At December 31, 1996 and 1995 accumulated amortization amounted to $3,618,000 and $5,907,000 on equipment and furniture under capital leases. Depreciation expense for the years ended December 31, 1996, 1995, and 1994 was $16,807,000, $13,112,000 and $12,426,000, respectively.

6.  DEBT:

     On December 19, 1996, the Company amended its unsecured revolving credit agreement to increase the borrowing capacity from $17,000,000 to $40,000,000 with an expiration date of October 4, 1999. This agreement requires interest payable at either the bank's base rate, or the adjusted eurocurrency rate plus applicable margin. The applicable margin ranges from seven-eighths percent to one and three-eighths percent based on certain financial ratios. Commitment fees are payable on any unused portion and range from 0.225% to 0.375% based upon certain financial ratios. The amended agreement contains no demand feature and provides that the principal portion of the borrowings be paid by the expiration date. Accordingly, the borrowings under the amended agreement are classified as long-term borrowings.

     In addition, the Company has $18,319,000 of outstanding standby letters of credit under this agreement. Fees for letters of credit outstanding against this revolving credit line were payable at one percent per annum of the face amount. Each letter of credit issued subsequent to the amendment date will be calculated at a fee equal to the applicable margin times the face amount of such letter of credit.

     The unsecured revolving credit agreement contains certain financial covenants, including the maintenance of certain ratios including total liabilities to tangible net worth and operating cash flow to total debt services. At December 31, 1996 and 1995, $9,242,000 and $12,226,000,
respectively, were outstanding under this credit agreement and the Company was in compliance with all covenants.

     Local lines of credit are available for short-term advances of up to $4,400,000 to certain of the Company's foreign subsidiaries. Most of these lines are guaranteed by the Company. The agreements require interest payable ranging from the bank's base rate plus one to one and one half of a percent per annum, and facility fees of up to one eighth of one percent of the facility amount per annum. A total of $519,000 and $557,000 was borrowed against these local lines of credit at December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, the weighted average interest rate on outstanding short-term borrowings was 4.6% and 6.8%, respectively. The carrying amount of the short-term and long-term borrowings is a reasonable estimate of the fair value because of the short maturity of those instruments and because the interest rate in effect at December 31, 1996 approximates the current market rate, respectively.

7.  COMMITMENTS:

     The Company has commitments under operating leases for office and manufacturing space. The facilities leases are for terms ranging from one to eighteen years. The leases usually contain provisions which allow for

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

expansion, extension and termination. Total rent expense for operating leases was $9,114,000, $6,757,000 and $5,724,000 for the years ended December 31, 1996,
1995, and 1994, respectively. The Company entered into an eighteen year lease agreement for an additional building in Andover, Massachusetts. Beginning in August, 1997 the Company expects to occupy the new building which will be accounted for as a capital lease. The future lease payments aggregate $42,352,000.

     The Company is lessee under several capital lease and sale-leaseback agreements with third parties for certain leasehold improvements, equipment and furniture.

     Future minimum lease payments under capital and operating leases with initial or remaining terms of one year of more are (in thousands):

                                                                    CAPITAL     OPERATING
                                                                    LEASES       LEASES
                                                                    -------     ---------
        1997......................................................  $ 3,785     $   8,905
        1998......................................................    3,180         8,601
        1999......................................................    1,822         7,005
        2000......................................................                  5,418
        2001......................................................                  5,247
        Thereafter................................................                 75,704
                                                                     ------      --------
        Total future minimum lease payments.......................  $ 8,787     $ 110,880
                                                                     ======      ========
        Less amount representing interest.........................      801
                                                                     ------
        Present value of net future minimum lease payments........    7,986
        Less current portion......................................    3,294
                                                                     ------
        Long-term obligation under capital leases.................  $ 4,692
                                                                     ======

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

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  STOCK-BASED COMPENSATION PLANS

     The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation costs were recognized in 1996, 1995, and 1994.

     Net income and net income per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows (in thousands, except per share amounts):

                                                                 YEAR ENDED DECEMBER 31,
                                                                 ------------------------
                                                                  1996             1995
                                                                 -------          -------
        Net income.............................  As reported     $34,773          $19,626
                                                 Pro forma        30,020           18,395
        Primary net income per share...........  As reported     $  0.96          $  0.56
                                                 Pro forma          0.85             0.53
        Fully diluted net income per share.....  As reported     $  0.96          $  0.56
                                                 Pro forma          0.85             0.52

     The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted after January 1, 1995 and additional awards in future years are anticipated.

  EMPLOYEE STOCK PURCHASE PLAN

     On April 15, 1994 the Company adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees are able to purchase shares of the Company's Common Stock at 85% of the market value at the date of the start of each six month option period or the end of such period, whichever is lower. Under the provisions of the Plan up to 1,000,000 shares are authorized after the Stock Split. Shares purchased under the Plan in 1996 and 1995 totaled 73,827 and 131,994, respectively. The weighted average grant date fair value of the shares purchased was $7.86 and $4.43 in 1996 and 1995. There are 794,179 shares available under the Plan at December 31, 1996.

     For the purpose of providing pro forma disclosures, the fair values of share purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 1996 and 1995, respectively: a risk-free interest rate of 5.23% and 5.89%, an expected life of 6 months, expected volatility of 50%, and no expected dividends.

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     On February 18, 1997, the Compensation Committee of the Board of Directors granted replacement options, at an exercise price of $16.875 per share, to all employees other than the executive officers and directors (and other than those few who did not consent) holding outstanding options exercisable at a price of $20.00 or more. The replacement options become exercisable (unless accelerated by the Compensation Committee) over a four-year period, and to the extent the canceled option had already become exercisable, such portion of the new option will become exercisable in six months from the date of re-grant and the remaining options will become exercisable over a 4 year period commencing in February 1998.

     On November 14, 1989, the Company's shareholders approved the PictureTel Equity Incentive Plan. As of December 31, 1996 shareholders have authorized the issuance of up to 9,000,000 shares of post Stock Split Common Stock under the Plan. The Equity Incentive Plan permits the granting of non-statutory and incentive stock options, a variety of stock and stock-based awards and related benefits, and cash performance awards, which are in addition to option grants under the 1984 Amended and Restated Stock Option Plan, to employees and other persons who are in a position to make significant contributions to the success of the Company.

     Effective October 23, 1992, the Board of Directors adopted the 1992 Non-Employee Directors' Stock Option Plan. As of December 31, 1996 shareholders have authorized the issuance of up to 430,000 shares of Common Stock under the Plan to eligible non-employee directors. Under this Plan each non-employee director at October 23, 1992 and each non-employee director subsequently elected receives, at October 23, 1992 or the director's first election date, a non-statutory option to purchase 40,000 shares of post Stock Split Common Stock at an exercise price equal to the fair market value of the stock on the effective date of grant. The Plan was amended at the Annual Meeting on June 17, 1996 so as to increase the aggregate number of shares available for issuance under the Plan from 280,000 to 430,000, and to further provide, as of August 1, 1996, for the automatic grant of a non- statutory option to purchase 20,000 shares of Common Stock to directors who have been directors for more than two years on August 1, 1996, and on the later date of first election of any other director and thereafter, for the annual grant of stock options to purchase 5,000 shares of the Company's Common Stock on August first of each year, commencing on August 1, 1997, so long as such individual is serving as a director on the applicable August first date, provided that no such annual option for 5,000 shares shall be granted to a director who first became a director of the Company within six months prior to August first of said year. All options expire ten years after the effective date of grant, and such options become exercisable over a four year period. At December 31, 1996 there were 1,239,297 shares available for future grant under these plans.

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the Company's stock option plans at December 31, 1996, 1995, and 1994, and changes during the years then ended:

                                           1996                     1995                    1994
                                  ----------------------   ----------------------   ---------------------
                                               WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                AVERAGE                  AVERAGE                 AVERAGE
                                               EXERCISE                 EXERCISE                EXERCISE
                                    SHARES       PRICE       SHARES       PRICE      SHARES       PRICE
                                  ----------   ---------   ----------   ---------   ---------   ---------
Outstanding at beginning of
  year..........................   4,908,811    $ 11.56     5,863,550    $  8.00    4,961,036     $7.77
Granted at fair market value....   1,439,350      34.65     1,089,524      23.37    2,102,300      8.32
Exercised.......................  (1,238,915)      8.64    (1,873,650)      6.74     (420,110)     4.15
Forfeited.......................    (343,973)     14.49      (170,613)     10.63     (779,676)     9.55
                                   ---------                ---------               ---------
Outstanding at end of year......   4,765,273    $ 19.08     4,908,811    $ 11.56    5,863,550     $8.00
                                   =========                =========               =========
Options exercisable at
  year-end......................   1,805,678    $ 10.54     1,811,854    $  7.67    2,529,068     $6.84
Weighted-average grant-date fair
  value of options granted
  during the year at fair market
  value.........................                $ 15.74                  $ 10.65

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                     OPTIONS OUTSTANDING
                     ---------------------------------------------------          OPTIONS EXERCISABLE
                                     WEIGHTED-AVERAGE                        ------------------------------
                       NUMBER           REMAINING           WEIGHTED-          NUMBER           WEIGHTED
    RANGE OF         OUTSTANDING     CONTRACTUAL LIFE        AVERAGE         EXERCISABLE        AVERAGE
EXERCISE PRICES      AT 12/31/95        (IN YEARS)        EXERCISE PRICE     AT 12/31/96     EXERCISE PRICE
----------------     -----------     ----------------     --------------     -----------     --------------
$ 1.125 -  8.625        584,075             4.4              $  5.639           348,245          $4.385
     8.875              805,353             5.2                 8.875           313,032           8.875
   8.94 -  9.625        734,949             6.4                 9.507           677,297           9.548
   9.75 -  18.44        439,318             6.1                11.304           244,638          11.036
 21.312 - 24.880        739,205             8.0                23.808           150,515          23.342
 25.815 -  34.50        768,100             7.9                31.537            64,226          27.646
  35.00 -  40.50        694,273             8.0                 38.48             7,725          35.13
                      ---------                                               ---------
  1.125 -  40.50      4,765,273             6.5                 19.08         1,805,678          10.54
                      =========                                               =========

     For the purpose of providing pro forma disclosures, the fair values of options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: a risk-free interest rate of 6.08% and 5.83%, an expected life of 4 years, expected volatility of 50%, and no expected dividends.

9.  INCOME TAXES:

     Significant items making up total net deferred tax assets are as follows (in thousands): December 31,

                                                                       DECEMBER 31,
                                                                    -------------------
                                                                     1996        1995
                                                                    -------     -------
        Net operating loss and tax credit carryforwards...........  $10,125     $ 9,434
        Inventory reserves........................................    2,185       2,889
        Deferred revenue..........................................        0       1,110
        Other temporary differences...............................    3,495       5,916
        Valuation allowance.......................................   (4,767)     (6,684)
                                                                    -------     -------
        Total net deferred tax assets.............................  $11,038     $12,665
                                                                    =======     =======

     The valuation allowance primarily offsets the deferred benefit of certain federal and state tax credit carryforwards whose benefit is uncertain. The Company has recorded a deferred tax asset of approximately

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$6,856,000 reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset is partially offset by a valuation allowance of $3,726,000 until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this valuation allowance will be recorded as a credit to additional paid in capital when realized.

     The provision for income taxes consisted of the following (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                           1996        1995        1994
                                                          -------     -------     -------
        Federal income taxes:
             Currently payable..........................  $ 9,275     $ 7,311     $ 1,613
             Deferred...................................    2,813      (1,840)       (595)
        State income taxes:
             Currently payable..........................      501       1,301         671
             Deferred...................................    1,292        (119)       (567)
        Foreign taxes:
             Currently payable..........................    3,593       1,430       1,248
             Deferred...................................     (536)       (168)         --
                                                          -------      ------      ------
        Total...........................................  $16,938     $ 7,915     $ 2,370
                                                          =======      ======      ======

     The differences between the statutory federal income tax rate and the Company's effective income tax rate were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1996       1995       1994
                                                              ----       ----       -----
        Statutory federal income tax rate...................  35.0%      35.0%       35.0%
        State income tax, net of federal tax benefit........   3.0        5.1         0.8
        Federal and state tax credits from research and
          development.......................................  (1.4)      (1.9)      (30.1)
        Difference between foreign and US tax rates and the
          benefit of the foreign sales corporation..........  (1.7)      (1.0)       (5.1)
        Change in deferred asset valuation allowance........  (2.6)      (8.8)      31.5
        Other...............................................   0.5        0.3         2.0
                                                              ----       ----        ----
        Effective tax rate..................................  32.8%      28.7%      34.1%
                                                              ====       ====        ====

     At December 31, 1996, the Company had remaining net operating loss ("NOL") carryforwards available of approximately $8,344,000 to offset future federal taxable income. The Company also has unused federal research and development tax credits of approximately $2,348,000. The NOL and tax credit carryforwards expire at various dates through the year 2009 and 2010, respectively. As a result of prior equity issuances, the Company's use of NOL carryforwards incurred prior to July 1988 is subject to certain annual limitations. At December 31, 1996, approximately $4,637,000 of the available NOL carryforwards have an annual limitation amount of approximately $662,000 that may be used to reduce the Company's taxable income in the future.

10.  EMPLOYEE BENEFIT PLANS:

     The Company has a defined contribution profit sharing plan, including features under Section 401(k) of the Internal Revenue Code, which will provide retirement benefits to its employees. The Plan covers substantially all employees of the Company and eligible participants may contribute up to 15% of their pay on a pretax basis subject to annual dollar limits established by the Internal Revenue Code and plan limitations. In 1994, the Company contributed $353,000 to the Plan. In 1995, the Company agreed to provide a 50% matching contribution up to the first 3% of each participant's eligible compensation. The Company's matching contribution to the Plan was $857,000 and $661,000 in 1996 and 1995, respectively.

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  GEOGRAPHIC DATA AND MAJOR CUSTOMERS:

     The Company's operations involve a single industry segment -- the development, manufacture, marketing and servicing of videoconferencing equipment. The Company has subsidiaries in various foreign countries which sell and service the Company's products in their respective geographic areas. Revenues are reflected in the geographic areas from which the sales are made. Financial information, summarized by geographic area, is as follows (in thousands):

                                            UNITED
                                            STATES       EUROPE    ASIA/PACIFIC   ELIMINATIONS   CONSOLIDATED
                                         ------------   --------   ------------   ------------   ------------
YEAR ENDED DECEMBER 31, 1996:
Total revenues
Unaffiliated customers.................    $310,022     $114,861     $ 57,649              --      $482,532
Inter-company transfers................     101,230          630           --      $ (101,860)           --
                                           --------     --------      -------         -------       -------
     Total.............................    $411,252     $115,491     $ 57,649      $ (101,860)     $482,532
                                           ========     ========      =======         =======       =======
Income (loss) from operations..........    $ 30,665     $  7,657     $  3,383      $    2,446      $ 44,151
                                           ========     ========      =======         =======       =======
Identifiable assets....................    $250,521     $ 55,592     $ 25,691      $  (23,984)     $307,820
                                           ========     ========      =======         =======
Corporate assets.......................                                                            $ 68,227
                                                                                                    -------
     Total assets......................                                                            $376,047
                                                                                                    =======
YEAR ENDED DECEMBER 31, 1995:
Total revenues
Unaffiliated customers.................    $231,740     $ 79,010     $ 36,008              --      $346,758
Inter-company transfers................      80,300          701           --      $  (81,001)           --
                                           --------      -------      -------         -------      --------
Total..................................    $312,040     $ 79,711     $ 36,008      $  (81,001)     $346,758
                                           ========      =======      =======         =======      ========
Income (loss) from operations..........    $ 23,131     $ (1,515)    $  1,037      $    1,649      $ 24,302
                                           --------      -------      -------         -------      --------
Identifiable assets....................    $193,496     $ 42,196     $ 17,434      $  (26,254)     $226,872
                                           ========      =======      =======         =======
Corporate assets.......................                                                              61,269
                                                                                                   --------
     Total assets......................                                                            $288,141
                                                                                                   ========
YEAR ENDED DECEMBER 31, 1994:
Total revenues
Unaffiliated customers..................    $164,176     $62,876     $ 28,141              --      $255,193
Inter-company transfers.................      59,268          --           --      $  (59,268)           --
                                            --------     -------      -------        --------      --------
Total...................................    $223,444     $62,876     $ 28,141      $  (59,268)     $255,193
Income from operations..................    $  4,026     $   604     $    926      $     (347)     $  5,209
                                            ========     =======      =======        ========      ========
Identifiable assets.....................    $134,515     $29,919     $ 14,642      $  (20,429)     $158,647
                                            ========     =======      =======        ========
Corporate assets........................                                                             58,052
                                                                                                   --------
     Total assets.......................                                                           $216,699
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

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Export sales to unaffiliated customers from the Company's United States operations were as follows (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
     Europe...............................................  $ 1,026     $ 2,693     $ 2,552
     Canada...............................................    8,319       8,341       5,989
     Asia/Pacific.........................................   19,332      13,220       4,703
     Other................................................   15,638       8,709       3,857
                                                            -------     -------     -------
                                                            $44,315     $32,963     $17,101
                                                            =======     =======     =======

     In 1996, 1995 and 1994 no customer accounted for 10% or more of total revenues.

12.  UNAUDITED INTERIM FINANCIAL INFORMATION:

     Quarterly financial information is as follows (in thousands, except per share data):

                                              FIRST        SECOND       THIRD        FOURTH
                                             QUARTER      QUARTER      QUARTER      QUARTER
                                             --------     --------     --------     --------
     1996
     Revenues..............................  $105,001     $116,082     $121,302     $140,147
     Gross margin..........................    50,892       55,739       58,346       62,783
     Net income............................     7,469        8,488        8,914        9,902
     Net income per common and common
       equivalent share....................  $   0.21     $   0.24     $   0.25     $   0.28
     1995
     Revenues..............................  $ 74,156     $ 80,489     $ 90,098     $102,015
     Gross margin..........................    37,798       41,039       44,335       48,543
     Net income............................     3,088        4,155        5,223        7,160
     Net income per common and common
       equivalent share....................  $   0.09     $   0.12     $   0.15     $   0.20

13.  LITIGATION:

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleges that certain of the Company's products infringe patent rights allegedly owned by Datapoint. The complaint seeks approximately $51 million in damages for alleged past infringement and an injunction against alleged future infringement. The Company believes that it has meritorious defenses to the allegations of the complaint, and is vigorously defending against the lawsuit.

     In the fall of 1995, the Court appointed a Special Master to consider the Company's motion for summary judgment of non-infringement. The Special Master recommended that the motion for summary judgment be denied. On September 16, 1996, the Court adopted the Special Master's claim construction of the Datapoint patents and denied PictureTel's summary judgment motion. A trial date has been set for October 6, 1997. The parties are completing discovery.

     In the event the Company is found to be infringing a valid patent or patents, the Company could be required to pay damages for past infringement and cease the sale of products incorporating the infringing feature (or be required to take a license and pay royalties with respect to such patents). While there can be no assurance that the Company will prevail, the Company believes that it is unlikely that the outcome of the lawsuit would have a material adverse effect on the business or the financial position, results of operations and cash flows of the Company.

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

     Our report on the consolidated financial statements of PictureTel Corporation is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of the Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 12, 1997

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                CHARGE TO                    BALANCE AT
                                               BALANCE AT       COSTS AND                      END OF
                                            BEGINNING OF YEAR    EXPENSES    DEDUCTIONS         YEAR
                                            -----------------   ----------   ----------      ----------
YEAR ENDED DECEMBER 31, 1994:
Accounts receivable reserves..............     $ 1,377,000      $  560,000   $  152,000(a)   $1,785,000
Inventory reserves........................     $ 2,534,000      $2,376,000   $1,739,000(b)   $3,171,000
Warranty reserves.........................     $   815,000      $1,541,000   $  699,000(c)   $1,657,000
YEAR ENDED DECEMBER 31, 1995:
Accounts receivable reserves..............     $ 1,785,000      $  430,000   $  424,000(a)   $1,791,000
Inventory reserves........................     $ 3,171,000      $3,036,000   $3,339,000(b)   $2,868,000
Warranty reserves.........................     $ 1,657,000      $2,181,000   $1,343,000(c)   $2,495,000
YEAR ENDED DECEMBER 31, 1996:
Accounts receivable reserves..............     $ 1,791,000      $2,850,000   $1,357,000(a)   $3,284,000
Inventory reserves........................     $ 2,868,000      $3,309,000   $4,766,000(b)   $1,411,000
Warranty reserves.........................     $ 2,495,000      $4,104,000   $3,938,000(c)   $2,661,000

---------------

(a) Specific write-offs

(b) Specific dispositions

(c) Specific usage

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item is incorporated by reference herein to information contained under the heading "Item 1 -- Election of Directors", subheadings "Nominees for Election", Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive 1997 Proxy Statement.

ITEM 11:  EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference herein to information contained under the heading "Item 1 -- Election of Directors", subheadings "Directors Compensation", "management Compensation" and "Employment, Severance and Other Agreements" in the definitive 1997 Proxy Statement. (information in the 1997 Proxy Statement under " Report of the Compensation Committee" and "Performance Graph" is not incorporated by reference.)

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference herein to information contained under the heading "Security Ownership" in the definitive 1997 Proxy Statement.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference herein to information contained under the heading "Certain Relationships and Related Transactions" [there was no such heading in 1996] in the definitive 1997 Proxy Statement.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1.  FINANCIAL STATEMENTS

       -- Report of Independent Accountants
       -- Consolidated Statements of Income for the Years ended December 31,
          1996, 1995 and 1994
       -- Consolidated Balance Sheets as of December 31, 1996 and 1995
       -- Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 1996, 1995 and 1994
       -- Consolidated Statements of Cash Flows for the years ended December 31,
          1996, 1995 and 1994
       -- Notes to Consolidated Financial Statements

     2.  FINANCIAL STATEMENT SCHEDULE
       -- Report of Independent Accountant
       -- Schedule II -- Valuation and Qualifying Accounts
       -- Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

(B) REPORTS ON FORM 8-K

     1. On December 17, 1996, the Company filed a report on Form 8-K to report the resignation of Stephen Crummey as Vice President of Worldwide Sales.

     2. On January 16, 1997, the Company filed a report on Form 8-K to report that Domenic LaCava, the Vice President Enterprise Systems Group, had been promoted to the position of President and Chief Operating Officer of the Company.

(C) EXHIBITS

 EXHIBIT
 NUMBER                                        DESCRIPTION
---------   ----------------------------------------------------------------------------------
 3.1        Third Restated Certificate of Incorporation of Registrant, effective June 10, 1992
            (incorporated by reference to Exhibit 3.1.4 to Registrant's Quarterly Report on
            Form 10-Q for the quarter ended June 27, 1992)
 3.2        By-Laws as amended September 13, 1994 (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed September 14, 1994)
 4.1        Form of Common Stock Certificate (incorporated by reference to Exhibit 4(b) to
            Registrant's Registration Statement on Form S-8, Registration Number 33-36315
            effective August 10, 1990)
 4.2        Shareholders' Rights Agreement between the Company and The First National Bank of
            Boston as Rights Agent, dated March 25, 1992 (incorporated by reference to Exhibit
            1 to the Registrant's Registration of Certain Classes of Securities on Form 8-A
            dated March 26, 1992)
 4.2.1      Form of Certificate of Designation with respect to Junior Preference Stock
            (incorporated by reference to Exhibit 2 to the Registrant's Registration of
            Certain Classes of Securities on Form 8-A dated March 26, 1992)
 4.2.2      Form of Rights Certificate (incorporated by reference to Exhibit 3 to the
            Registrant's Registration of Certain Classes of Securities on Form 8-A dated March
            26, 1992)
 4.2.3      Summary of Purchase Rights (incorporated by reference to Exhibit 4 to the
            Registrant's Registration of Certain Classes of Securities on Form 8-A dated March
            26, 1992)
 4.2.4      Amendment dated January 13, 1995 to Shareholders' Rights Agreement (incorporated by reference to Exhibit 4.2.4 to Registrant's Annual Report on Form 10-K for the
            year ended December 31, 1994)

 EXHIBIT
 NUMBER                                        DESCRIPTION
---------   ----------------------------------------------------------------------------------
10.1*       1984 Amended and Restated Stock Option Plan as amended through December 13, 1988
            (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 1988)
10.1.1*     Amendment dated October 26, 1994 to 1984 Amended and Restated Stock Option Plan
            (incorporated by reference to Exhibit 10.10.1 to Registrant's Annual Report on
            Form 10-K for the year ended December 31, 1994)
10.2*       PictureTel Corporation Equity Incentive Plan as amended through October 26, 1994
            (incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 1994)
10.2.1*     Amendment dated June 29, 1995 to PictureTel Corporation Equity Incentive Plan
            (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on
            Form 10-Q for the quarter ended July 1, 1995)
10.3*       Amended 1992 Non-Employee Director Stock Option Plan as amended through April 10,
            1996 (incorporated by reference to Exhibit 4(a) to Registrant's Registration
            Statement on Form S-8, Registration Number 333-10163 effective September 2, 1996
10.4        PictureTel Corporation 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4 to Registrant's Registration Statement on Form S-8,
            Registration Number 33-81848, effective July 22, 1994)
10.5        401(k) Profit Sharing Retirement Plan as amended through July 1, 1994
            (incorporated by reference to Exhibit 10.45 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 1994)
10.6*       Employment Agreement between PictureTel Corporation and Norman E. Gaut dated July
            29, 1988 (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988)
10.6.1*     Amendment dated January 15, 1995 to the Employment Agreement between PictureTel
            Corporation and Norman E. Gaut (incorporated by reference to Exhibit 10.1 to
            Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995)
10.7*       Agreement between PictureTel Corporation and Les Strauss as amended through
            January 15, 1995 (incorporated by reference to Exhibit 10.2 to Registrant's
            Quarterly Report on Form 10-Q for the quarter ended April 1, 1995)
10.8*       Agreement between PictureTel Corporation and Domenic J. LaCava as amended through
            January 17, 1995 (incorporated by reference to Exhibit 10.4 to Registrant's
            Quarterly Report on Form 10-Q for the quarter ended April 1, 1995)
10.9*       Agreement between PictureTel Corporation and Lawrence Bornstein as amended through
            January 16, 1995 (incorporated by reference to Exhibit 10.5 to Registrant's
            Quarterly Report on Form 10-Q for the quarter ended April 1, 1995)
10.11*      Agreement between PictureTel Corporation and William Avery dated June 15, 1995
            (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on
            Form 10-Q for the quarter ended June 29, 1996)
10.12       Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.34 to Registrant's Registration Statement on Form S-1,
            Registration No. 33-6368, effective August 12, 1986)
10.13*      Agreement between PictureTel Corporation and Khoa Nguyen as amended through March
            6, 1995 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly
            Report on Form 10-Q for the quarter ended April 1, 1995).
10.14       Lease Agreement between PictureTel Corporation and 100 Minuteman Limited
            Partnership dated October 7, 1995 (incorporated by reference to Exhibit 10.47 to
            Annual Report on Form 10-K for the year ended December 31, 1995)
10.15       Lease Agreement between PictureTel Corporation and Andover Mills Realty Limited
            Partnership dated February 10, 1994 (incorporated by reference to Exhibit 10.51 to
            Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

 EXHIBIT
 NUMBER                                        DESCRIPTION
---------   ----------------------------------------------------------------------------------
10.16       Lease Agreement between PictureTel Corporation and 50 Minuteman Limited
            Partnership dated August 26, 1996 (incorporated by reference to Exhibit 10.1 to
            Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28,
            1996)
11          Calculation of Earnings Per Share
21          Subsidiaries of the Company (filed herewith)
23          Consent of Coopers & Lybrand L.L.P. (filed herewith)
27          Financial Data Schedule as required by Item 601(c) of Regulation S-K (filed herewith)

---------------

* Indicates management contract or compensatory plan, contract or arrangement.

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


                                            PICTURETEL CORPORATION

                                            By:      /s/ NORMAN E. GAUT
                                              ----------------------------------
                                                        Norman E. Gaut
                                                   Chief Executive Officer

Date:  March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                TITLE                        DATE
----------------------------------------   -------------------------------      ---------------

           /s/ NORMAN E. GAUT              Chairman of the Board, Chief         March 28, 1997
----------------------------------------   Executive Officer and Director
             Norman E. Gaut                (Principal Executive Officer)

           /s/ DAVID B. LEVI               Director March 28, 1997
----------------------------------------
             David B. Levi

          /s/ JAMES R. SWARTZ              Director                             March 28, 1997
----------------------------------------
            James R. Swartz

            /s/ VINOD KHOSLA               Director                             March 28, 1997
----------------------------------------
              Vinod Khosla

          /s/ ROBERT T. KNIGHT             Director                             March 28, 1997
----------------------------------------
            Robert T. Knight

            /s/ ENZO TORRESI               Director                             March 28, 1997
----------------------------------------
              Enzo Torresi

           /s/ LES B. STRAUSS              Vice President, Chief Financial      March 28, 1997
----------------------------------------   Officer (Principal Financial
             Les B. Strauss                Officer and Principal
                                           Accounting Officer)