Form 10-K405/A
period 1996-12-31
PICTURETEL CORP
filed 1997-04-23
CIK 755095

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K
(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

     The undersigned registrant hereby amends the following items, financial statement, exhibits or other portions of its Annual Report for the year ended December 31, 1996, on Form 10-K as set forth in the pages attached thereto:

        The Consolidated Statements of Cash Flows is amended to reflect the following:

        "Years ended December 31, 1996, 1995, 1994"

        Interest paid for 1994 of $938 (in thousands)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

April 18, 1997

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                             PICTURETEL CORPORATION

                                                                                        PAGE
                                                                                        ----
Index to Financial Statements and Supplementary Data
Financial Statements:
     Report of Independent Accountants................................................    2
     Consolidated Statements of Income................................................    3
     Consolidated Balance Sheets......................................................    4
     Consolidated Statements of Stockholders' Equity..................................    5
     Consolidated Statements of Cash Flows............................................    6
     Notes to Consolidated Financial Statements.......................................    7
Supplementary Data:
     Report of Independent Accountants................................................   19
     Schedule II Valuation and Qualifying Accounts....................................   20

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

                             PICTURETEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                            ASSETS
Current assets:
Cash and cash equivalents..............................................  $ 62,957     $ 39,476
Marketable securities..................................................    38,918       20,463
Accounts receivable less allowance for doubtful accounts of $3,284 and
  $1,791 at December 31, 1996 and 1995, respectively...................   147,350       97,735
Inventories............................................................    43,320       43,791
Deferred taxes, net....................................................     5,950        6,665
Other current assets...................................................     5,506        5,781
                                                                         --------     --------
          Total current assets.........................................   304,001      213,911
Marketable securities..................................................     9,118       34,084
Deferred taxes, net....................................................     5,088        6,000
Property and equipment, net............................................    44,217       22,515
Capitalized software costs, net........................................     6,832        5,073
Other assets...........................................................     6,791        6,558
                                                                         --------     --------
          Total assets.................................................  $376,047     $288,141
                                                                         ========     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings..................................................  $    519     $    557
Accounts payable.......................................................    53,329       25,639
Accrued compensation and benefits......................................     8,906        9,881
Accrued expenses.......................................................    17,897       16,646
Current portion of capital lease obligations...........................     3,294        2,283
Deferred revenue.......................................................    19,110       19,509
                                                                         --------     --------
          Total current liabilities....................................   103,055       74,515
Long-term borrowings...................................................     9,242       12,226
Capital lease obligations..............................................     4,692          578
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders' equity:
Preference stock, $.01 par value; 15,000,000 shares authorized; none
  issued...............................................................        --           --
Common stock, $.01 par value; 80,000,000 shares authorized; 34,036,186 and 32,723,444 shares issued and outstanding at December 31, 1996 and
  1995.................................................................       341          328
Additional paid-in capital.............................................   196,249      173,379
Retained earnings......................................................    62,195       27,422
Cumulative translation adjustment......................................      (615)        (531)
Unrealized gain on marketable securities, net..........................       888          224
                                                                         --------     --------
          Total stockholders' equity...................................   259,058      200,822
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $376,047     $288,141
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

                             PICTURETEL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994
                             (DOLLARS IN THOUSANDS)

                                                                                                     UNREALIZED
                                                                                                     (LOSS) GAIN
                           COMMON STOCK        ADDITIONAL                             CUMULATIVE    ON MARKETABLE       TOTAL
                      ----------------------    PAID-IN     RETAINED     UNEARNED     TRANSLATION    SECURITIES,    STOCKHOLDERS'
                        SHARES     PAR VALUE    CAPITAL     EARNINGS   COMPENSATION   ADJUSTMENT         NET           EQUITY
                      ----------   ---------   ----------   --------   ------------   -----------   -------------   -------------
Balance, December 31,
  1993............... 30,297,690      $303      $143,978    $ 3,217         $(40)         $(519)           --          $146,939
Exercise of employee
  stock options and
  related tax
  benefit............    420,110         4         2,021         --           --             --            --             2,025
Amortization of
  unearned
  compensation.......         --        --            --         --           40             --            --                40
Foreign currency
  translation
  adjustment.........         --        --            --         --           --             67            --                67
Unrealized loss on
  marketable
  securities, net....         --        --            --         --           --             --         $(414)             (414)
Net income...........         --        --            --      4,579           --             --            --             4,579
                      ----------      ----      --------    -------         ----          -----         -----          --------
Balance, December 31,
  1994............... 30,717,800       307       145,999      7,796           --           (452)         (414)          153,236
Exercise of employee
  stock options and
  related tax
  benefit............  1,873,650        19        26,229         --           --             --            --            26,248
Employee stock
  purchase plan
  shares.............    131,994         2         1,151         --           --             --            --             1,153
Foreign currency
  translation
  adjustment.........         --        --            --         --           --            (79)           --               (79)
Unrealized gain on
  marketable
  securities, net....         --        --            --         --           --             --           638               638
Net income...........         --        --            --     19,626           --             --            --            19,626
                      ----------      ----      --------    -------         ----          -----         -----          --------
Balance, December 31,
  1995............... 32,723,444       328       173,379     27,422           --           (531)          224           200,822
Exercise of employee
  stock options and
  related tax
  benefit............  1,238,915        12        20,992         --           --             --            --            21,004
Employee stock
  purchase plan
  shares.............     73,827         1         1,878         --           --             --            --             1,879
Foreign currency
  translation
  adjustment.........         --        --            --         --           --            (84)           --               (84)
Unrealized gain on
  marketable
  securities, net....         --        --            --         --           --             --           664               664
Net income...........         --        --            --     34,773           --             --            --            34,773
                      ----------      ----      --------    -------         ----          -----         -----          --------
Balance, December 31,
  1996............... 34,036,186      $341      $196,249    $62,195         $ --          $(615)        $ 888          $259,058
                      ==========      ====      ========    =======         ====          =====         =====          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Cash flows from operating activities:
     Net income............................................  $ 34,773     $ 19,626     $  4,579
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation and amortization.........................    21,521       17,906       18,345
     Deferred taxes, net...................................     1,627       (2,127)      (1,162)
     Other non-cash items..................................      (348)         (79)          53
Changes in operating assets and liabilities:
     Accounts receivable...................................   (49,615)     (32,707)     (16,682)
     Inventories...........................................       471      (12,130)      (7,384)
     Other assets..........................................      (682)      (2,401)      (3,364)
     Accounts payable......................................    27,690        7,423        7,481
     Accrued compensation and benefits and accrued
       expenses............................................       276        9,472        5,693
     Income taxes, net.....................................    10,325        8,056          660
     Deferred revenue......................................      (399)       5,786        5,384
                                                             --------     --------     --------
Net cash provided by operating activities..................    45,639       18,825       13,603
Cash flows from investing activities:
     Purchase of marketable securities.....................   (20,115)     (71,772)     (19,014)
     Proceeds from marketable securities...................    25,987       70,902       38,182
     Additions to property and equipment...................   (38,547)     (16,251)     (14,335)
     Proceeds from disposals of property and equipment.....       387           --           --
     Capitalized software costs............................    (5,924)      (4,247)      (2,916)
     Purchase of intangible asset..........................      (565)          --           --
     Proceeds from sale of intangible asset................     2,050           --           --
                                                             --------     --------     --------
Net cash provided by (used in) investing activities........   (36,727)     (21,368)       1,917
Cash flows from financing activities:
     Payments on short-term borrowings.....................        38       (6,412)       4,944
     Proceeds from long-term borrowings....................     2,803       12,226           --
     Principal payments on long-term borrowings............    (5,787)          --        2,483
     Principal payments under capital lease obligations....    (3,367)      (3,482)      (5,533)
     Proceeds from capital leases..........................     8,492           --           --
     Proceeds from exercise of stock options...............    10,676       13,786        2,025
     Proceeds from employee stock purchase plan............     1,878        1,153           --
                                                             --------     --------     --------
Net cash provided by financing activities..................    14,733       17,271        3,919
Effect of exchange rate changes on cash....................      (164)         401       (2,013)
                                                             --------     --------     --------
Net increase in cash and cash equivalents..................    23,481       15,129       17,426
                                                             --------     --------     --------
Cash and cash equivalents at beginning of year.............    39,476       24,347        6,921
                                                             --------     --------     --------
Cash and cash equivalents at end of year...................  $ 62,957     $ 39,476     $ 24,347
                                                             ========     ========     ========
Supplemental cash flow information:
     Interest paid.........................................  $    895     $    958     $    938
     Income taxes paid.....................................  $  1,632     $  2,893     $  2,782

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

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

          Equipment.....................................  2-5 years
          Equipment and furniture under capital
            leases......................................  3-5 years
          Furniture and fixtures........................  3-5 years
          Leasehold improvements........................  Estimated useful life or term of the lease, if shorter

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
                                                                  =======       =======

4.  MARKETABLE SECURITIES:

     At December 31, 1996 and 1995, marketable securities can be summarized as follows (in thousands):

                                                                 AVAILABLE FOR SALE SECURITIES
                                                         ---------------------------------------------
                                                                 1996                     1995
                                                         --------------------     --------------------
                                                         AMORTIZED     FAIR       AMORTIZED     FAIR
                                                           COST       VALUE         COST       VALUE
                                                         ---------   --------     ---------   --------
U. S. Government and its agencies......................   $42,992     $42,956      $45,983     $46,252
Municipal Issues.......................................     3,352       3,353        8,217       8,295
                                                          -------     -------      -------     -------
     Total Debt Securities.............................    46,344      46,309       54,200      54,547
Equity Securities......................................       482       1,727           --          --
                                                          -------     -------      -------     -------
                                                          $46,826     $48,036      $54,200     $54,547
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

     Future minimum lease payments under capital and operating leases with initial or remaining terms of one year of more are (in thousands):

                                                                    CAPITAL     OPERATING
                                                                    LEASES       LEASES
                                                                    -------     ---------
        1997......................................................   $3,785      $  8,905
        1998......................................................    3,180         8,601
        1999......................................................    1,822         7,005
        2000......................................................                  5,418
        2001......................................................                  5,247
        Thereafter................................................                 75,704
                                                                     ------      --------
        Total future minimum lease payments.......................   $8,787      $110,880
                                                                     ======      ========
        Less amount representing interest.........................      801
                                                                     ------
        Present value of net future minimum lease payments........    7,986
        Less current portion......................................    3,294
                                                                     ------
        Long-term obligation under capital leases.................   $4,692
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

     Effective October 23, 1992, the Board of Directors adopted the 1992 Non-Employee Directors' Stock Option Plan. As of December 31, 1996 shareholders have authorized the issuance of up to 430,000 shares of Common Stock under the Plan to eligible non-employee directors. Under this Plan each non-employee director at October 23, 1992 and each non-employee director subsequently elected receives, at October 23, 1992 or the director's first election date, a non-statutory option to purchase 40,000 shares of post Stock Split Common Stock at an exercise price equal to the fair market value of the stock on the effective date of grant. The Plan was amended at the Annual Meeting on June 17, 1996 so as to increase the aggregate number of shares available for issuance under the Plan from 280,000 to 430,000, and to further provide, as of August 1, 1996, for the automatic grant of a non-statutory option to purchase 20,000 shares of Common Stock to directors who have been directors for more than two years on August 1, 1996, and on the later date of first election of any other director and thereafter, for the annual grant of stock options to purchase 5,000 shares of the Company's Common Stock on August first of each year, commencing on August 1, 1997, so long as such individual is serving as a director on the applicable August first date, provided that no such annual option for 5,000 shares shall be granted to a director who first became a director of the Company within six months prior to August first of said year. All options expire ten years after the effective date of grant, and such options become exercisable over a four year period. At December 31, 1996 there were 1,239,297 shares available for future grant under these plans.

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the Company's stock option plans at December 31, 1996, 1995, and 1994, and changes during the years then ended:

                                           1996                     1995                    1994
                                  ----------------------   ----------------------   ---------------------
                                               WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                AVERAGE                  AVERAGE                 AVERAGE
                                               EXERCISE                 EXERCISE                EXERCISE
                                    SHARES       PRICE       SHARES       PRICE      SHARES       PRICE
                                  ----------   ---------   ----------   ---------   ---------   ---------
Outstanding at beginning of
  year..........................   4,908,811    $ 11.56     5,863,550    $  8.00    4,961,036     $7.77
Granted at fair market value....   1,439,350      34.65     1,089,524      23.37    2,102,300      8.32
Exercised.......................  (1,238,915)      8.64    (1,873,650)      6.74     (420,110)     4.15
Forfeited.......................    (343,973)     14.49      (170,613)     10.63     (779,676)     9.55
                                  ----------               ----------               ---------
Outstanding at end of year......   4,765,273    $ 19.08     4,908,811    $ 11.56    5,863,550     $8.00
                                  ==========               ==========               =========
Options exercisable at
  year-end......................   1,805,678    $ 10.54     1,811,854    $  7.67    2,529,068     $6.84
Weighted-average grant-date fair
  value of options granted
  during the year at fair market
  value.........................                $ 15.74                  $ 10.65

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                     OPTIONS OUTSTANDING
                     ---------------------------------------------------          OPTIONS EXERCISABLE
                                     WEIGHTED-AVERAGE                        ------------------------------
                       NUMBER           REMAINING           WEIGHTED-          NUMBER           WEIGHTED
    RANGE OF         OUTSTANDING     CONTRACTUAL LIFE        AVERAGE         EXERCISABLE        AVERAGE
EXERCISE PRICES      AT 12/31/96        (IN YEARS)        EXERCISE PRICE     AT 12/31/96     EXERCISE PRICE
----------------     -----------     ----------------     --------------     -----------     --------------
$ 1.125 -  8.625        584,075             4.4               $ 5.64            348,245          $ 4.39
     8.875              805,353             5.2                 8.88            313,032            8.88
   8.94 -  9.625        734,949             6.4                 9.51            677,297            9.55
   9.75 -  18.44        439,318             6.1                11.30            244,638           11.04
 21.312 - 24.880        739,205             8.0                23.81            150,515           23.34
 25.815 -  34.50        768,100             7.9                31.54             64,226           27.65
  35.00 -  40.50        694,273             8.0                38.48              7,725           35.13
                      ---------                                               ---------
$ 1.125 -  40.50      4,765,273             6.5               $19.08          1,805,678          $10.54
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

     The provision for income taxes consisted of the following (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                           1996        1995        1994
                                                          -------     -------     -------
        Federal income taxes:
             Currently payable..........................  $ 9,275     $ 7,311      $1,613
             Deferred...................................    2,813      (1,840)       (595)
        State income taxes:
             Currently payable..........................      501       1,301         671
             Deferred...................................    1,292        (119)       (567)
        Foreign taxes:
             Currently payable..........................    3,593       1,430       1,248
             Deferred...................................     (536)       (168)         --
                                                          -------      ------      ------
        Total...........................................  $16,938     $ 7,915      $2,370
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

                                            UNITED
                                            STATES       EUROPE    ASIA/PACIFIC   ELIMINATIONS   CONSOLIDATED
                                         ------------   --------   ------------   ------------   ------------
YEAR ENDED DECEMBER 31, 1996:
Total revenues
Unaffiliated customers.................    $310,022     $114,861     $ 57,649              --      $482,532
Inter-company transfers................     101,230          630           --      $ (101,860)           --
                                           --------     --------     --------      ----------      --------
     Total.............................    $411,252     $115,491     $ 57,649      $ (101,860)     $482,532
                                           ========     ========     ========      ==========      ========
Income from operations.................    $ 30,665     $  7,657     $  3,383      $    2,446      $ 44,151
                                           ========     ========     ========      ==========      ========
Identifiable assets....................    $250,521     $ 55,592     $ 25,691      $  (23,984)     $307,820
                                           ========     ========     ========      ==========
Corporate assets.......................                                                            $ 68,227
                                                                                                   --------
     Total assets......................                                                            $376,047
                                                                                                   ========
YEAR ENDED DECEMBER 31, 1995:
Total revenues
Unaffiliated customers.................    $231,740     $ 79,010     $ 36,008              --      $346,758
Inter-company transfers................      80,300          701           --      $  (81,001)           --
                                           --------     --------     --------      ----------      --------
     Total.............................    $312,040     $ 79,711     $ 36,008      $  (81,001)     $346,758
                                           ========     ========     ========      ==========      ========
Income (loss) from operations..........    $ 23,131     $ (1,515)    $  1,037      $    1,649      $ 24,302
                                           ========     ========     ========      ==========      ========
Identifiable assets....................    $193,496     $ 42,196     $ 17,434      $  (26,254)     $226,872
                                           ========     ========     ========      ==========
Corporate assets.......................                                                              61,269
                                                                                                   --------
     Total assets......................                                                            $288,141
                                                                                                   ========
YEAR ENDED DECEMBER 31, 1994:
Total revenues
Unaffiliated customers..................    $164,176     $62,876     $ 28,141              --      $255,193
Inter-company transfers.................      59,268          --           --      $  (59,268)           --
                                            --------     -------     --------      ----------      --------
     Total..............................    $223,444     $62,876     $ 28,141      $  (59,268)     $255,193
                                            ========     =======     ========      ==========      ========
Income (loss) from operations...........    $  4,026     $   604     $    926      $     (347)     $  5,209
                                            ========     =======     ========      ==========      ========
Identifiable assets.....................    $134,515     $29,919     $ 14,642      $  (20,429)     $158,647
                                            ========     =======     ========      ==========
Corporate assets........................                                                             58,052
                                                                                                   --------
     Total assets.......................                                                           $216,699
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

COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 12, 1997

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                CHARGE TO                  BALANCE AT
                                               BALANCE AT       COSTS AND                    END OF
                                            BEGINNING OF YEAR    EXPENSES    DEDUCTIONS       YEAR
                                            -----------------   ---------    ----------    ----------
YEAR ENDED DECEMBER 31, 1994:
Accounts receivable reserves..............     $1,377,000      $  560,000   $  152,000(a)   $1,785,000
Inventory reserves........................     $2,534,000      $2,376,000   $1,739,000(b)   $3,171,000
Warranty reserves.........................     $  815,000      $1,541,000   $  699,000(c)   $1,657,000
YEAR ENDED DECEMBER 31, 1995:
Accounts receivable reserves..............     $1,785,000      $  430,000   $  424,000(a)   $1,791,000
Inventory reserves........................     $3,171,000      $3,036,000   $3,339,000(b)   $2,868,000
Warranty reserves.........................     $1,657,000      $2,181,000   $1,343,000(c)   $2,495,000
YEAR ENDED DECEMBER 31, 1996:
Accounts receivable reserves..............     $1,791,000      $2,850,000   $1,357,000(a)   $3,284,000
Inventory reserves........................     $2,868,000      $3,309,000   $4,766,000(b)   $1,411,000
Warranty reserves.........................     $2,495,000      $4,104,000   $3,938,000(c)   $2,661,000

---------------

(a) Specific write-offs

(b) Specific dispositions

(c) Specific usage