Form 10-Q
period 1997-03-29
PICTURETEL CORP
filed 1997-05-14
CIK 755095

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

      FOR THE QUARTER ENDED MARCH 29, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ____________ TO ____________

      FOR THE QUARTER ENDED MARCH 29, 1997         COMMISSION FILE NUMBER 1-9434

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

                                 (508) 292-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     As of May 6, 1997, there were issued and outstanding 34,155,994 shares of common stock of the registrant.
================================================================================

                             PICTURETEL CORPORATION

                                   FORM 10-Q

                                     INDEX

PART I. -- CONSOLIDATED FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          ----
Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets
          March 29, 1997 and December 31, 1996...........................................   3

          Consolidated Statements of Income
          Three months ended March 29, 1997 and March 30, 1996...........................   4

          Consolidated Statements of Cash Flows
          Three months ended March 29, 1997 and March 30, 1996...........................   5

          Notes to Consolidated Financial Statements.....................................   6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................... 7-9

PART II. -- OTHER INFORMATION

Item 1.   Legal Proceedings..............................................................  10
Item 6.   Exhibits and Reports on Form 8-K...............................................  10
Signatures...............................................................................  11

                             PICTURETEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                    ($000'S)

                                                                       MARCH 29,     DECEMBER 31,
                                                                         1997            1996
                                                                       ---------     ------------
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................................  $  35,397       $ 62,957
  Marketable securities..............................................     54,489         38,918
  Accounts receivable less allowance for doubtful accounts of $2,972
     and $3,284......................................................    139,335        147,350
  Inventories, net (Note 2)..........................................     57,391         43,320
  Deferred taxes, net................................................      6,152          5,950
  Other current assets...............................................     14,754          5,506
                                                                        --------       --------
          Total current assets.......................................    307,518        304,001
  Marketable securities..............................................         --          9,118
  Deferred taxes, net................................................      5,088          5,088
  Property and equipment, net........................................     43,229         44,217
  Capitalized software costs, net (Note 3)...........................      7,626          6,832
  Other assets.......................................................      6,620          6,791
                                                                        --------       --------
          Total assets...............................................  $ 370,081       $376,047
                                                                        ========       ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings..............................................  $     299       $    519
  Accounts payable...................................................     45,915         53,329
  Accrued compensation and benefits..................................      8,379          8,906
  Accrued expenses...................................................     22,409         17,897
  Current portion of capital lease obligations.......................      3,095          3,294
  Deferred revenue...................................................     18,768         19,110
                                                                        --------       --------
          Total current liabilities..................................     98,865        103,055
  Long-term borrowings...............................................      4,558          9,242
  Capital lease obligations..........................................      4,019          4,692

STOCKHOLDERS' EQUITY:
  Preference stock, $.01 par value; 15,000,000 shares authorized;
     none issued.....................................................         --             --
  Common stock, $.01 par value; 80,000,000 shares authorized;
     34,153,421 and 34,036,186 shares issued and outstanding at March
     29, 1997 and December 31, 1996, respectively....................        342            341
  Additional paid-in capital.........................................    198,203        196,249
  Retained earnings..................................................     65,270         62,195
  Cumulative translation adjustment..................................     (1,689)          (615)
  Unrealized gain on marketable securities, net......................        513            888
                                                                        --------       --------
          Total stockholders' equity.................................    262,639        259,058
                                                                        --------       --------
          Total liabilities and stockholders' equity.................  $ 370,081       $376,047
                                                                        ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                       ($000'S EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED
                                                                       -------------------------
                                                                       MARCH 29,       MARCH 30,
                                                                         1997            1996
                                                                       ---------       ---------
Revenues.............................................................  $ 118,222       $ 105,001
Cost of sales........................................................     62,368          54,109
                                                                        --------        --------
Gross margin.........................................................     55,854          50,892
Operating expenses:
     Selling, general and administrative.............................     33,328          27,738
     Research and development........................................     19,457          13,924
                                                                        --------        --------
          Total operating expenses...................................     52,785          41,662
                                                                        --------        --------
Income from operations...............................................      3,069           9,230
Interest income, net.................................................        938           1,077
Other income, net....................................................        723             677
                                                                        --------        --------
Income before taxes..................................................      4,730          10,984
Provision for income taxes...........................................      1,655           3,515
                                                                        --------        --------
Net income...........................................................  $   3,075       $   7,469
                                                                        ========        ========
Net income per common and common equivalent share....................  $    0.09       $    0.21
                                                                        ========        ========
Weighted average common and common equivalent shares outstanding.....     35,562          36,115
                                                                        ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000'S)

                                                                           THREE MONTHS ENDED
                                                                          ---------------------
                                                                          MARCH 29,   MARCH 30,
                                                                            1997        1996
                                                                          ---------   ---------
Cash flows from operating activities:
  Net income............................................................   $ 3,075     $ 7,469
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization......................................     6,277       4,545
     Deferred taxes, net................................................      (202)        152
     Other non-cash items...............................................        --        (195)
  Changes in operating assets and liabilities:
       Accounts receivable..............................................     8,015      (5,622)
       Inventories......................................................   (14,071)        539
       Other assets.....................................................    (9,400)     (4,838)
       Accounts payable.................................................    (7,414)      4,075
       Accrued compensation and benefits and accrued expenses...........     2,600       6,625
       Income taxes, net................................................     1,385         242
       Deferred revenue.................................................      (342)     (3,309)
                                                                           -------     -------
Net cash provided by (used in) operating activities.....................   (10,077)      9,683
                                                                           -------     -------
Cash flows from investing activities:
     Purchase of marketable securities..................................   (10,253)    (11,321)
     Proceeds from marketable securities................................     3,425       9,770
     Additions to property and equipment................................    (3,760)    (10,077)
     Capitalized software costs.........................................    (1,840)     (1,348)
     Purchase of other assets...........................................      (148)         --
                                                                           -------     -------
Net cash used in investing activities...................................   (12,576)    (12,976)

Cash flows from financing activities:
     Change in short-term borrowings....................................      (220)        (16)
     Payments on long-term borrowings...................................    (4,684)     (2,535)
     Principal payments under capital lease obligations.................      (872)       (721)
     Proceeds from exercise of stock options............................       368       3,538
     Proceeds from stock purchase plan..................................     1,099         883
                                                                           -------     -------
Net cash provided by (used in) financing activities.....................    (4,309)      1,149
Effect of exchange rate changes on cash.................................      (598)        204
                                                                           -------     -------
Net decrease in cash and cash equivalents...............................   (27,560)     (1,940)
Cash and cash equivalents at beginning of period........................    62,957      39,476
                                                                           -------     -------
Cash and cash equivalents at end of period..............................   $35,397     $37,536
                                                                           =======     =======
Supplemental cash flow information:
     Interest paid......................................................   $   290     $   158
     Income taxes paid..................................................   $   890     $   584

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) MANAGEMENT'S REPRESENTATION

     As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all the disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 28, 1997.

     In the opinion of the management of PictureTel Corporation, the accompanying consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at March 29, 1997 and the results of operations and changes in cash flows for the three months ended March 29, 1997.

     The results disclosed in the Consolidated Statements of Income for the three months ended March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

(2) INVENTORIES

     Inventories consist of the following (in thousands):

                                                          MARCH 29,      DECEMBER 31,
                                                            1997            1996
                                                          ---------      ------------
          Purchased Parts...............................   $ 8,118         $ 6,409
          Work in Process...............................     2,859           2,018
          Finished Goods................................    46,414          34,893
                                                           -------         -------
                                                           $57,391         $43,320
                                                           =======         =======

(3) CAPITALIZED SOFTWARE COSTS

     Amortization of software costs totaled $1,046,000 and $801,000 for the quarters ended March 29, 1997 and March 30, 1996, respectively.

(4) LITIGATION

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

(5) SUBSEQUENT EVENT

     On April 15, 1997, the Company entered into an agreement and plan of merger to acquire MultiLink, Inc. Under the terms of the agreement, each share of MultiLink common stock will be exchanged for .56 of a share of PictureTel Common Stock. Outstanding options to purchase MultiLink stock will be converted at the exchange ratio into PictureTel options. The merger is intended to be accounted for as a pooling of interests, and the consummation is subject to satisfaction of closing conditions.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statement of Income for each period:

                                                                  THREE MONTHS ENDED
                                                                -----------------------
                                                                MARCH 29,     MARCH 30,
                                                                  1997          1996
                                                                ---------     ---------
            Revenues..........................................      100%          100%
            Cost of sales.....................................     52.8          51.5
            Gross margin......................................     47.2          48.5
            Selling, general and administrative...............     28.2          26.4
            Research and development..........................     16.4          13.3
            Total operating expenses..........................     44.6          39.7
            Income from operations............................      2.6           8.8
            Interest income, net..............................      0.8           1.0
            Other income, net.................................      0.6           0.6
            Income before taxes...............................      4.0          10.4
            Provision for income taxes........................      1.4           3.3
            Net income........................................      2.6           7.1

FORWARD-LOOKING STATEMENTS

     This section includes certain forward-looking statements about the Company's business and new products, sales and expenses, effective tax rate and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or to vary materially. These risks are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Report on Form 10-K for the year ended December 31, 1996. Subsequent to the end of the first quarter, the Company entered into an agreement to acquire MultiLink Inc., a leading supplier of multipoint audioconferencing systems. As with acquisitions generally, there are risks in the assimilation of the operations, technologies and products of the MultiLink business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 29, 1997 COMPARED TO THREE MONTHS ENDED MARCH 30, 1996

     REVENUES. The Company's revenues increased $13,221,000, or 13%, in the three month period ended March 29, 1997 compared to the comparable period in 1996. The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was partially offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, especially in the group systems, as well as a shift in distribution channel mix with approximately 85% of product revenue now coming from the indirect channels compared with 76% for the comparable period in 1996. Videoconferencing system sales accounted for approximately 83% of the Company's revenues for both the three month period ended March 29, 1997 and the comparable period in 1996. Sales of group and desktop videoconferencing products accounted for 74% and 9%, respectively, of revenues for the three month period ended March 29, 1997, compared with 64% and 19%, respectively, for the comparable period in 1996. Personal desktop product revenue declined during the three month period ended March 29, 1997 from the comparable period in 1996 due to the unexpected slowdown in the desktop videoconferencing market, as well as a shift in sales from the higher margin products to the lower margin products. In addition, sales of bridge products accounted for approximately 8% of the Company's revenues for both the three month period ended March 29, 1997 and the comparable period in 1996. The balance of the revenues for the three month period ended March 29, 1997 and the comparable period in 1996 were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems. The Company's revenues were lower than expected for the three month period ended March 29, 1997 due to lower than expected volume in desktop videoconferencing unit sales and a change in the mix of group system sales, with the lower margin compact systems selling rather than the larger group systems, which have a higher margin.

     The Company's revenues from sales to foreign markets were approximately $57,909,000 for the three month period ended March 29, 1997 compared to approximately $50,610,000 for the comparable period in 1996 representing 49% and 48%, respectively, of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

     GROSS MARGIN. The Company's gross margin increased $4,962,000 or 10%, in the three month period ended March 29, 1997 compared to the comparable period in 1996. Gross margin as a percentage of revenues was 47% for the three month period ended March 29, 1997 compared to 48% for the comparable period in 1996. Gross margin as a percentage of revenues decreased as a result of a change in the mix of group systems sales, a reduction in the average selling price of videoconferencing systems and the increased percentage of volume through the indirect channels. The latter two trends are expected to continue and may impact future gross margins.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $5,590,000 or 20% from the comparable period in 1996 and increased as a percentage of revenues to 28% from 26%. The dollar increase in spending resulted primarily from the worldwide marketing focus associated with expanding indirect channels and from new product launches, as well as increased commission expense. In addition, the Company has provided additional sales, general and administrative personnel in order to support the Company's overall growth. The Company will monitor expenses in relation to revenue and will take action to reduce the ratio of expenses to revenue for the remainder of the year.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $5,533,000, or 40% for the three month period ended March 29, 1997 from the comparable period in 1996 and were 16% and 13%, respectively, for the three month period ended March 29, 1997 and the comparable period in 1996. Research and development expenditures, prior to the capitalization of software costs, were $21,298,000 for the three month period ended March 29, 1997 and $15,309,000 for the comparable period in 1996 or 18% and 15% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company will monitor expenses in relation to revenue and will take action to reduce the ratio of expenses to revenue for the remainder of the year. The Company capitalized software costs of $1,840,000 for the three month period ended March 29, 1997 and $1,348,000 for the comparable period in 1996 representing 9% of aggregate research and development expenditures, respectively.

     OPERATING INCOME. Operating income as a percentage of revenues decreased 70% from 9% to 3% as a result of the foregoing factors.

     NET INTEREST INCOME (EXPENSE). Net interest income decreased to $938,000 for the three month period ended March 29, 1997 from $1,077,000 for the comparable period in 1996. The decrease was primarily the result of lower average marketable securities portfolio balances and the shift to short-term maturities which have lower yields.

     OTHER INCOME, NET. Other income, net of $723,000 for the three month period ended March 29, 1997 consists primarily of net gains on foreign currency transactions and net gains on sales of securities. Other income (expense) of $677,000 for the comparable period in 1996 consists primarily of net gains on sales of securities.

     INCOME TAXES. The Company's effective tax rate for the three month period ended March 29, 1997 and the comparable period in 1996 was 35% and 32%, respectively. The rate for the three month period ended March 29, 1997 was equal to the federal statutory rate primarily due to the benefits of the research and development credits and the Company's foreign sales corporation offset by state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At March 29, 1997 the Company had $35,397,000 in cash and cash equivalents and $54,489,000 in short-term marketable securities. During the three month period ended March 29, 1997 the Company used $10,077,000 in cash from operating activities. The primary use of cash during the three month period ended March 29, 1997 was to fund the net growth in inventory. The increase in inventory resulted from an unexpected revenue shortfall for the three month period ended March 29, 1997.

     The Company has available for borrowing up to $40,000,000 under its revolving credit agreement and approximately $4,400,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At March 29, 1997 there was $4,558,000 in debt and $18,243,000 in standby letters of credit outstanding under the revolving credit agreement and $299,000 outstanding under the foreign lines of credit. At March 29, 1997, the Company had $7,114,000 outstanding under various leasing lines.

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

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     10.10     Agreement between PictureTel Corporation and David Grainger dated August 10,
               1994 (filed herewith)
   10.13.1     Separation agreement between PictureTel Corporation and Khoa Nguyen dated
               September 13, 1996 (filed herewith)
   10.14.1     Amendment No. 1 to Lease for 100 Minuteman, dated as of July 10, 1996 (filed herewith)
   10.14.2     Amendment No. 2 to Lease for 100 Minuteman, dated as of August 19, 1996 (filed herewith)
   10.15.1     Amendment No. 1 to Lease with Andover Mills Realty Partnership, dated as of
               October 10, 1995 (filed herewith)
   10.15.2     Amendment dated as of May 28, 1996 to Lease with Andover Mills Realty
               Partnership (filed herewith)
        11     Calculation of Earnings per Share (filed herewith)
      21.1     Subsidiaries of the Company (filed herewith)

     (b) Reports on Form 8-K

     None

                                   SIGNATURE

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PICTURETEL CORPORATION

                                            /s/  LES B. STRAUSS

                                            ------------------------------------
                                            LES B. STRAUSS
                                            Vice President, Chief Financial
                                            Officer
                                            (Principal Financial and Accounting
                                            Officer)

May 13, 1997