Form 10-Q
period 1997-06-29
PICTURETEL CORP
filed 1997-08-13
CIK 755095

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

For the quarterly period ended    JUNE 29, 1997
                                 ----------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from___________  to__________



For the Quarter ended   JUNE 29, 1997              Commission File Number 1-9434
                        -------------




                             PICTURETEL CORPORATION
             (Exact name of Registrant as specified in its charter)


                  Delaware                               04-2835972
                  --------                               ----------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

      100 Minuteman Road, Andover, MA.                   01810
      --------------------------------                   -----
      (Address of Principal Executive Offices)           (Zip Code)

      Registrant's telephone number:                     508-292-5000
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

As of August 6, 1997, there were 34,471,233 issued and outstanding shares of common stock of the registrant.

                             PICTURETEL CORPORATION

                                    FORM 10-Q

                                      INDEX



PART I.  CONSOLIDATED FINANCIAL INFORMATION


  Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets

            June 29, 1997 and December 31, 1996 .........................  3

         Consolidated Statements of Operations

            Three and six months ended June 29, 1997
                and June 29, 1996 .......................................  4

         Consolidated Statements of Cash Flows

            Six months ended June 29, 1997 and June 29, 1996 ............  5

         Notes to Consolidated Financial Statements ...................  6-7


  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...................  8-11


PART II. OTHER INFORMATION


  Item 1. Legal Proceedings ............................................  12

  Item 4. Submission of Matters to a Vote of Security Holders ..........  12

  Item 5. Other Information ............................................  13

  Item 6. Exhibits and Reports on Form 8-K .............................  13

  Signatures ...........................................................  14

                            PICTURETEL CORPORATION
                         Consolidated Balance Sheets
                            (Dollars in thousands)

                                                     June 29,        December 31,
                                                       1997             1996
                    ASSETS
Current assets:
     Cash and cash equivalents                      $  43,077        $  62,957
     Marketable securities                             30,802           38,918
     Accounts receivable, less allowance for
        doubtful accounts of $3,858
        in 1997 and $3,284 in 1996                    126,094          147,350
     Inventories, net (Note 2)                         62,655           43,320
     Deferred taxes, net                                6,008            5,950
     Other current assets                              11,933            5,506
                                                    ---------        ---------
     Total current assets                             280,569          304,001

     Marketable securities                                 --            9,118
     Deferred taxes, net                                5,088            5,088
     Property and equipment, net                       45,375           44,217
     Capitalized software costs, net                    8,482            6,832
     Other assets                                      11,603            6,791
                                                    ---------        ---------

     Total assets                                   $ 351,117        $ 376,047
                                                    =========        =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                          $      --        $     519

     Accounts payable                                  35,705           53,329
     Accrued compensation and benefits                 10,621            8,906
     Accrued expenses                                  17,659           17,897
     Current portion of capital lease
        obligations                                     3,347            3,294
     Deferred revenue                                  18,292           19,110
                                                    ---------        ---------
     Total current liabilities                         85,624          103,055

     Long-term borrowings                               1,454            9,242
     Capital lease obligations                          2,660            4,692

Stockholders' equity:

Preference stock, $.01 par value; 15,000,000
   shares authorized; none issued                          --               --
Common stock, $.01 par value; 80,000,000
   shares authorized; 34,175,669 and
   34,036,186 shares issued and outstanding
   in 1997 and 1996, respectively                         342              341
Additional paid-in capital                            198,457          196,249
Retained earnings                                      62,250           62,195
Cumulative translation adjustment                        (183)            (615)
Unrealized gain on marketable securities, net             513              888
                                                    ---------        ---------

      Total stockholders'  equity                     261,379          259,058
                                                    ---------        ---------

      Total liabilities and
         stockholders' equity                       $ 351,117        $ 376,047
                                                    =========        =========


   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                         Three Months Ended             Six Months Ended
                                         ------------------             ----------------
                                      June 29,        June 29,        June 29,      June 29,
                                        1997            1996           1997            1996

Revenues                             $ 112,238       $ 116,082      $ 230,460       $ 221,083

Cost of sales                           63,395          60,343        125,763         114,452
                                     ---------       ---------      ---------       ---------
Gross margin                            48,843          55,739        104,697         106,631

Operating expenses:

     Selling, general and
       administrative                   35,255          31,076         68,583          58,815

     Research and development           18,822          14,041         38,279          27,965
                                     ---------       ---------      ---------       ---------

     Total operating expenses           54,077          45,117        106,862          86,780
                                     ---------       ---------      ---------       ---------

Income (loss) from operations           (5,234)         10,622         (2,165)         19,851

Interest income, net                       732           1,103          1,670           2,179

Other income (expense), net               (143)          1,136            580           1,814
                                     ---------       ---------      ---------       ---------

Income (loss) before taxes              (4,645)         12,861             85          23,844

Income tax expense (benefit)            (1,625)          4,373             30           7,887
                                     ---------       ---------      ---------       ---------

Net income (loss)                    $  (3,020)      $   8,488      $      55       $  15,957
                                     =========       =========      =========       =========



Net income (loss) per common
  and common  equivalent share:      $   (0.09)      $    0.24      $    0.00       $    0.44
                                     =========       =========      =========       =========

Weighted average common and
  common  equivalent shares
  outstanding:                          34,162          36,053         35,105          36,087
                                     =========       =========      =========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                    Six Months Ended
                                                               June 29,           June 29,
                                                                 1997               1996
                                                                 ----               ----

Cash flows from operating activities:
   Net income .......................................          $     55           $ 15,957
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization .................            13,661              9,418
      Deferred taxes, net ...........................               (58)                --
      Other non-cash items ..........................                --               (346)

   Changes in operating assets and liabilities:
      Accounts receivable ...........................            21,256            (15,576)
      Inventories ...................................           (19,335)             7,399
      Other assets ..................................           (12,342)              (907)
      Accounts payable ..............................           (17,624)             1,120
      Accrued compensation and benefits and accrued
        expenses.....................................             2,643              2,086
      Accrued income taxes ..........................            (1,166)             4,862
      Deferred revenue ..............................              (818)            (1,067)
                                                               --------           --------

Net cash provided by (used in) operating activities .           (13,728)            22,946

Cash flows from investing activities:
   Purchase of marketable securities ................           (15,637)           (11,167)
   Proceeds from marketable securities ..............            32,871             14,314
   Additions to property and equipment ..............           (11,214)           (18,659)
   Capitalized software costs .......................            (3,743)            (2,767)
   Purchase of other assets .........................              (396)            (3,000)
                                                               --------           --------

Net cash provided by (used in) investing activities .             1,881            (21,279)

Cash flows from financing activities:
   Change in short-term borrowings ..................              (519)               (30)
   Payments on long-term borrowings .................            (7,788)            (2,211)
   Principal payments under capital lease obligations            (1,979)            (1,414)
   Proceeds from exercise of stock options ..........               527              6,659
   Proceeds from stock purchase plan ................             1,099                883
                                                               --------           --------

Net cash provided by (used in) financing activities .            (8,660)             3,887

Effect of exchange rate changes on cash .............               627                460
                                                               --------           --------

Net increase (decrease) in cash and cash equivalents            (19,880)             6,014
Cash and cash equivalents at beginning of period ....            62,957             39,476
                                                               --------           --------
Cash and cash equivalents at end of  period .........          $ 43,077           $ 45,490
                                                               ========           ========

Supplemental cash flow information:
   Interest paid ....................................          $    589           $    296
   Income taxes paid ................................          $  1,758           $    954


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

     In the opinion of the management of PictureTel Corporation, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at June 29, 1997 and the results of operations and changes in cash flows for the three and six months ended June 29, 1997.

     The results disclosed in the Consolidated Balance Sheets at June 29, 1997 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and six months ended June 29, 1997 are not necessarily indicative of the results to be expected for the full year.

2.    INVENTORIES
      -----------

      Inventories consist of the following (in thousands):

                                   June 29,        December 31,
                                     1997              1996
                                   --------        ------------
            Purchased Parts        $  7,204          $  6,409
            Work in Process           3,564             2,018
            Finished Goods           51,887            34,893
                                   --------          --------
                                   $ 62,655          $ 43,320
                                   ========          ========

3.    LITIGATION
      ----------

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

      In the fall of 1996, the Court appointed a Special Master to consider the Company's motion for summary judgment of non-infringement. The Special Master recommended that the motion for summary judgment be denied. On September 16, 1996, the Court adopted the Special Master's claim construction of the Datapoint patents and denied PictureTel's summary judgment motion. A trial date has been set for October 6, 1997. The parties are completing discovery.

      In the event the Company is found to be infringing a valid patent or patents, the Company could be required to pay damages for past infringement and cease the sale of products incorporating the infringing feature (or be required to take a license and pay royalties with respect to such patents). There can be no assurance that the Company will prevail. The Company believes that an adverse outcome of the lawsuit would have a material adverse effect on the business or the financial position, results of operations and cash flows of the Company.

4.    SUBSEQUENT EVENT
      ----------------

      On April 15, 1997, the Company entered into an agreement and plan of merger to acquire MultiLink, Inc. On July 22, 1997, pursuant to the Agreement and Plan of Merger dated as of April 15, 1997, as amended, among the Company, ML Acquisition Corp. and MultiLink, Inc. ("MultiLink"), the Company acquired MultiLink. MultiLink was acquired in exchange for 3,578,026 shares of the Company's Common Stock, of which 286,242 shares will be held in escrow. The Company will account for the transaction as a pooling of interests. The impact of Multilink on the revenue, net income (loss) and net income (loss) per share of the combined entity for the three and six month periods ended June 29, 1997 and June 29, 1996, respectively, is not material, and therefore, proforma information has not been disclosed. Consistent with its previous estimates, the Company expects to incur charges of $2 to $4 million associated with this merger in the third quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statement of Operations for each period:

                                          Three Months Ended           Six Months Ended
                                        ----------------------      ----------------------
                                        June 29,      June 29,      June 29,      June 29,
                                         1997           1996          1997          1996
                                        --------      -------       --------      --------

Revenues                                  100%          100%         100%          100%
Cost of sales                             56.5          52.0         54.6          51.8
Gross margin                              43.5          48.0         45.4          48.2
Selling, general and                      31.4          26.8         29.8          26.6
administrative
Research and development                  16.8          12.1         16.6          12.6
Total operating expenses                  48.2          38.9         46.4          39.2
Income (loss) from operations             (4.7)          9.1         (1.0)          9.0
Interest income, net                       0.7           1.0          0.7           1.0
Other income (expense), net               (0.1)          1.0          0.3           0.8
Income (loss) before taxes                (4.1)         11.1           --          10.8
Income tax expense (benefit)              (1.4)          3.8           --           3.6
Net income (loss)                         (2.7)          7.3           --           7.2

Forward-looking Statements
--------------------------

      The following discussion includes certain forward-looking statements about the Company's business and new products, sales and expenses, effective tax rate and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Report on Form 10-K for the year ended December 31, 1996. Subsequent to the end of the second quarter, the Company acquired MultiLink Inc., a leading supplier of multipoint audioconferencing systems. As with acquisitions generally, there are risks in the assimilation of the operations, technologies and products of the MultiLink business. For additional detail, reference should be made to the Company's Registration Statement on Form S-4 filed in conjunction with its acquisition of MultiLink.

Results Of Operations
---------------------

  THREE MONTHS ENDED JUNE 29, 1997 COMPARED TO THREE MONTHS ENDED JUNE 29, 1996

      REVENUES. The Company's revenues decreased $3,844,000, or 3%, in the three month period ended June 29, 1997 compared to the comparable period in 1996. The decrease in revenue was primarily a result of a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, especially in the group systems, which offset an increase in overall unit shipments of videoconferencing systems, as well as lower than forecasted demand for the Company's products. In addition, a shift in distribution channel mix also contributed to the decrease with approximately 79% of product revenue now coming from the indirect channels compared with 74% for the comparable period in 1996. Videoconferencing system sales accounted for approximately 81% of the Company's revenues for the three month period ended June 29, 1997 compared to 83% for the comparable period in 1996. Sales of group and desktop videoconferencing products accounted for 72% and 9%, respectively, of revenues for the three month period ended June 29, 1997, compared with 67% and 16%, respectively, for the comparable period in 1996. Desktop product revenue declined during the three month period ended June 29, 1997 from the comparable period in 1996 due to the slowdown in the desktop videoconferencing market, as well as a shift in sales towards lower priced models. Sales of bridge products accounted for approximately 7% of the Company's revenues for the three month period ended June 29, 1997 compared to 8% for the comparable period in 1996. The balance of the revenues for the three month period ended June 29, 1997 and the comparable period in 1996 were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems.

      The Company's revenues from sales to foreign markets were approximately $51,669,000 for the three month period ended June 29, 1997 compared to approximately $51,724,000 for the comparable period in 1996 representing 46% and 45%, respectively, of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

      GROSS MARGIN. The Company's gross margin decreased $6,896,000 or 12%, in the three month period ended June 29, 1997 compared to the comparable period in 1996. Gross margin as a percentage of revenues was 44% for the three month period ended June 29, 1997 compared to 48% for the comparable period in 1996. Gross margin as a percentage of revenues decreased as a result of a change in the mix of group systems sales, a reduction in the average selling price of videoconferencing systems, the increased percentage of volume through the indirect channels, and incremental expenses related to the European Distribution Center which was established in the fourth quarter of 1996. These trends are expected to continue and may impact future gross margins.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $4,179,000 or 13% from the comparable period in 1996 and increased as a percentage of revenues to 31% from 27%. The increase in expenses is as a result of the costs associated with the new facility into which the Company moved in July, 1996 as well as the increase in headcount compared to the comparable period in 1996.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased $4,781,000, or 34% for the three month period ended June 29, 1997 from the comparable period in 1996 and were 17% and 12%, respectively, of revenues for the three month period ended June 29, 1997 and the comparable period in 1996. Research and development expenditures, prior to the capitalization of software costs, were $20,725,000 for the three month period ended June 29, 1997 and $15,423,000 for the comparable period in 1996 or 18% and 13% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $1,903,000 for the three month period ended June 29, 1997 and $1,418,000 for the comparable period in 1996 representing 9% of aggregate research and development expenditures, respectively.

      OPERATING INCOME (LOSS). Operating income declined from $10,622,000 for the three month period ended June 29, 1996 to an operating loss of $5,234,000 for the comparable period in 1997 as a result of the foregoing factors. The Company intends to reduce its overall expense run rate for the remainder of the year as compared to the first two quarters of the year.

      NET INTEREST INCOME (EXPENSE). Net interest income decreased to $732,000 for the three month period ended June 29, 1997 from $1,103,000 for the comparable period in 1996. The decrease was primarily the result of lower average marketable securities portfolio balances and the shift to short-term maturities which have lower yields.

      OTHER INCOME (EXPENSE), NET. Other expense, net of $143,000 for the three month period ended June 29, 1997 consists primarily of net losses on foreign currency transactions. Other income, net of $1,136,000 for the comparable period in 1996 consists primarily of net gains on sales of securities.

      INCOME TAXES. The Company's effective tax rate for the three month period ended June 29, 1997 and the comparable period in 1996 was 35% and 34%, respectively. The rate for the three month period ended June 29, 1997 was equal to the federal statutory rate primarily due to the benefits of the research and development credits and the Company's foreign sales corporation which offset the state and foreign taxes.


    SIX MONTHS ENDED JUNE 29, 1997 COMPARED TO SIX MONTHS ENDED JUNE 29, 1996

      REVENUES. The Company's revenues increased $9,377,000, or 4%, in the six month period ended June 29, 1997 compared to the comparable period in 1996. The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, especially in the group systems, lower than forecasted demand for the Company's products, and a shift in distribution channel mix with approximately 82% of product revenue now coming from the indirect channels compared with 75% for the comparable period in 1996. Videoconferencing system sales accounted for approximately 82% of the Company's revenues for the six month period ended June 29, 1997 compared to 83% for the comparable period in 1996. Sales of group and desktop videoconferencing products accounted for 73% and 9%, respectively, of revenues for the six month period ended June 29, 1997, compared with 66% and 17%, respectively, for the comparable period in 1996. Desktop product revenue declined during the six month period ended June 29, 1997 from the comparable period in 1996 due to the slowdown in the desktop videoconferencing market, as well as a shift in sales towards lower priced models. In addition, sales of bridge products accounted for approximately 8% of the Company's revenues for both the six month period ended June 29, 1997 and the comparable period in 1996. The balance of the revenues for the six month period ended June 29, 1997 and the comparable period in 1996 were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems.

      The Company's revenues from sales to foreign markets were approximately $109,578,000 for the six month period ended June 29, 1997 compared to approximately $102,334,000 for the comparable period in 1996 representing

48% and 46%, respectively, of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

      GROSS MARGIN. The Company's gross margin declined $1,934,000 or 2%, in the six month period ended June 29, 1997 compared to the comparable period in 1996. Gross margin as a percentage of revenues was 45% for the six month period ended June 29, 1997 compared to 48% for the comparable period in 1996. Gross margin as a percentage of revenues decreased as a result of a change in the mix of group systems sales, a reduction in the average selling price of videoconferencing systems, the increased percentage of volume through the indirect channels and the incremental expenses related to the European Distribution Center which was established in the fourth quarter of 1996. These trends are expected to continue and may impact future gross margins.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $9,768,000 or 17% from the comparable period in 1996 and increased as a percentage of revenues to 30% from 27%. The increase in expenses is as a result of the costs associated with the new facility into which the Company moved in July, 1996 as well as the increase in headcount compared to the comparable period in 1996.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased $10,314,000, or 37% for the six month period ended June 29, 1997 from the comparable period in 1996 and were 17% and 13%, respectively, of revenues for the six month period ended June 29, 1997 and the comparable period in 1996. Research and development expenditures, prior to the capitalization of software costs, were $42,022,000 for the six month period ended June 29, 1997 and $30,731,000 for the comparable period in 1996 or 18% and 14% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $3,743,000 for the six month period ended June 29, 1997 and $2,766,000 for the comparable period in 1996 representing 9% of aggregate research and development expenditures, respectively.

      OPERATING INCOME (LOSS). Operating income declined from $19,851,000 for the six month period ended June 29, 1996 to an operating loss of $2,165,000 for the comparable period in 1997 as a result of the foregoing factors. The Company intends to reduce its overall expense run rate for the remainder of the year as compared to the first two quarters of the year.

      NET INTEREST INCOME (EXPENSE). Net interest income decreased to $1,670,000 for the six month period ended June 29, 1997 from $2,179,000 for the comparable period in 1996. The decrease was primarily the result of lower average marketable securities portfolio balances and the shift to short-term maturities which have lower yields.

      OTHER INCOME, NET. Other income, net of $580,000 for the six month period ended June 29, 1997 consists primarily of net gains on foreign currency transactions and net gains on sales of securities. Other income, net of $1,814,000 for the comparable period in 1996 consists primarily of net gains on sales of securities and net gains on foreign currency transactions.

      INCOME TAXES. The Company's effective tax rate for the six month period ended June 29, 1997 and the comparable period in 1996 was 35% and 33%, respectively. The rate for the six month period ended June 29, 1997 was equal to the federal statutory rate primarily due to the benefits of the research and development credits and the Company's foreign sales corporation which offset the state and foreign taxes.

Liquidity And Capital Resources
-------------------------------

      At June 29, 1997, the Company had $43,077,000 in cash and cash equivalents and $30,802,000 in short-term marketable securities. During the six month period ended June 29, 1997 the Company used $13,728,000 in cash from operating activities. The primary use of cash during the six month period ended June 29, 1997 was to fund the net growth in inventory and additions to property and equipment and a decrease in accounts payable, which was offset by a reduction in accounts receivable. The increase in inventory resulted from shipments below forecasted levels for the six month period ended June 29, 1997.

      The Company has available for borrowing up to $40,000,000 under its revolving credit agreement, $2,000,000 available under a local line of credit and approximately $4,400,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At June 29, 1997 there was $1,454,000 in debt and $30,713,000 in standby letters of credit outstanding under the revolving credit agreement. At June 29, 1997, the Company had $6,007,000 outstanding under various leasing lines.

      The Company believes that funds from operations, equipment lease financing, available borrowings under its various credit agreements and existing cash, cash equivalents and marketable securities will be sufficient to meet the

Company's near term operating and capital requirements.

      The Company has placed a renewed focus on reducing inventory levels and reducing days sales outstanding during the balance of 1997. As a result of the reduced revenue stream, management is in the process of reducing the Company's cost structure to bring it in line with lower-than-expected revenues. Consistent with its previous estimates, the Company anticipates a charge of $10 to $15 million in the third quarter relating to a pending reorganization of PictureTel and expenses associated with the July, 1997 acquisition of MultiLink, Inc. and its pending integration into PictureTel.

Newly Issued Accounting Standards
---------------------------------

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 in the fourth quarter of 1997. Had the Company computed EPS consistent with the provisions of SFAS 128, basic EPS would have been $(0.09) and $0.26 for the three month period ended June 29, 1997 and June 29, 1996, respectively, and $ 0.00 and $0.48 for the six month period ended June 29, 1997 and June 29, 1996, respectively. Diluted EPS would have been $(0.09) and $0.24 for the three month period ended June 29, 1997 and June 29, 1996, respectively, and $0.00 and $0.44 for the six month period ended June 29, 1997 and June 29, 1996, respectively.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

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

      In the fall of 1996, the Court appointed a Special Master to consider the Company's motion for summary judgment of non-infringement. The Special Master recommended that the motion for summary judgment be denied. On September 16, 1996, the Court adopted the Special Master's claim construction of the Datapoint patents and denied PictureTel's summary judgment motion. A trial date has been set for October 6, 1997. The parties are completing discovery.

      In the event the Company is found to be infringing a valid patent or patents, the Company could be required to pay damages for past infringement and cease the sale of products incorporating the infringing feature (or be required to take a license and pay royalties with respect to such patents). There can be no assurance that the Company will prevail. The Company believes that an adverse outcome of the lawsuit would have a material adverse effect on the business or the financial position, results of operations and cash flows of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      The Annual Meeting of Stockholders of the Company was held on June 12, 1997. The Stockholders of the Company elected members of the Board of Directors, approved the proposal to amend the PictureTel 1994 Employee Stock Purchase Plan to reduce the waiting period before employees become eligible to participate in the plan from twelve months to six months, and ratified the selection of Coopers & Lybrand L.L.P. as the Company's auditors for fiscal year 1997. The number of affirmative, negative, abstained votes and broker non-votes cast with respect to each of the matters voted on were as follows:

The tabulation of votes for the nominees for directors were as follows:

                           COMMON STOCK
                           ------------

                                 FOR                             WITHHELD
                                 ---                             --------
Norman E. Gaut                31,168,234                          731,532
Robert T. Knight              31,169,526                          730,240
Vinod Khosla                  31,163,280                          736,486
David Levi                    31,165,025                          734,741
James R. Swartz               31,167,830                          731,936
Enzo Torresi                  31,136,078                          763,688

Other matters considered:

                                           AFFIRMATIVE        NEGATIVE           ABSTAINED      BROKER
                                              VOTES            VOTES               VOTES       NON-VOTES
                                              -----            -----               -----       ---------

Approval of the amendment of the
PictureTel 1994 Employee Stock
Purchase Plan.                              29,316,201       2,206,338            163,891       213,336

Selection of Coopers & Lybrand
L.L.P. as auditors                          31,701,441         102,469             95,856            --


Item 5 - Other Information
--------------------------

      On June 24, 1997, James R. Swartz resigned from the Board of Directors.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      10.1 Lease Agreement between PictureTel Corporation and 200 Minuteman Limited Partnership dated March 19, 1997

      10.2     Employment agreement between PictureTel
               Corporation and Richard B. Goldman dated June
               11, 1997

      11 Calculation of Earnings per Share (filed herewith)

(b)   Reports on Form 8-K

      1. On April 18, 1997, the Company filed a report on Form 8-K to report that it had entered into an agreement to acquire MultiLink, Inc.

      2. On June 18, 1997, the Company filed a report on Form 8-K to report that Richard B. Goldman had been appointed as Vice President, Chief Financial Officer, Secretary and Treasurer replacing Les B. Strauss.

                                    SIGNATURE
                                    ---------


     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              PICTURETEL CORPORATION





                              /s/ Richard B. Goldman
                              --------------------------------------------
                              Richard B. Goldman
                              Vice President, Chief Financial Officer,
                              Secretary and Treasurer
                              (Principal Financial and Accounting Officer)
                              August 13, 1997.