Form 10-Q
period 1997-09-28
PICTURETEL CORP
filed 1997-11-19
CIK 755095

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                    FOR THE QUARTER ENDED SEPTEMBER 28, 1997
                         COMMISSION FILE NUMBER 1-9434

                            ------------------------

                             PICTURETEL CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                              04-2835972
--------------------------------------------------------------------------
         (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

         100 MINUTEMAN ROAD, ANDOVER, MA                     01810
--------------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                               978-292-5000
--------------------------------------------------------------------------
                     (REGISTRANT'S TELEPHONE NUMBER)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE LAST 90 DAYS.

                              YES X          NO__

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICAL DATE.

     AS OF NOVEMBER 10, 1997, THERE WERE 38,011,325 ISSUED AND OUTSTANDING SHARES OF COMMON STOCK OF THE REGISTRANT.
================================================================================

                             PICTURETEL CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                                       PAGE
                                                                                       -----
PART I.  CONSOLIDATED FINANCIAL INFORMATION
  ITEM 1.  Consolidated Financial Statements:
          Consolidated Balance Sheets
               September 28, 1997 and December 31, 1996 (Restated)....................     3
          Consolidated Statements of Operations
               Three and nine months ended September 28, 1997 and September 28, 1996
              (Restated)..............................................................     4
          Consolidated Statements of Cash Flows
               Nine months ended September 28, 1997 and September 28, 1996
              (Restated)..............................................................     5
          Notes to Consolidated Financial Statements..................................   6-9
  ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations................................................................. 10-14
PART II.  OTHER INFORMATION
  ITEM 1.  Legal Proceedings..........................................................    15
  ITEM 6.  Exhibits and Reports on Form 8-K...........................................    15
  SIGNATURES..........................................................................    16

PART I.  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             PICTURETEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     SEPTEMBER 28,   DECEMBER 31,
                                                                         1997            1996
                                                                     -------------   -------------
                                                                                      (RESTATED)
ASSETS
Current assets:
  Cash and cash equivalents........................................    $  52,959       $  63,333
  Marketable securities............................................       29,513          38,918
  Accounts receivable less allowance for doubtful accounts of
     $8,079 in 1997 and $3,284 in 1996.............................      107,770         143,237
  Inventories (Note 3).............................................       53,908          51,538
  Deferred taxes, net..............................................        6,003           6,462
  Other current assets.............................................       12,450           5,781
                                                                       ---------       ---------
     Total current assets..........................................    $ 262,603         309,269
  Marketable securities............................................           --           9,118
  Deferred taxes, net..............................................       16,850           3,945
  Property and equipment, net......................................       68,623          47,747
  Capitalized software costs, net..................................       11,014           9,110
  Other assets.....................................................        8,756           7,065
                                                                       ---------       ---------
     Total assets..................................................    $ 367,846       $ 386,254
                                                                       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings (Note 7)...................................    $   4,151       $     519
  Accounts payable.................................................       25,867          54,293
  Accrued compensation and benefits................................       13,418           8,906
  Accrued expenses.................................................       27,661          20,538
  Current portion of capital lease obligations.....................        4,811           3,423
  Deferred revenue.................................................       19,706          19,527
                                                                       ---------       ---------
     Total current liabilities.....................................       95,614         107,206
  Long-term borrowings.............................................           --           9,242
  Capital lease obligations........................................       22,179           4,960
Stockholders' equity:
  Preference stock, $.01 par value; 15,000,000 shares authorized;
     none issued...................................................           --              --
  Common stock, $.01 par value; 80,000,000 shares authorized;
     37,989,373 and 34,036,186 shares issued and outstanding at
     1997 and 1996, respectively...................................          380             340
  Additional paid-in capital.......................................      203,926         199,791
  Retained earnings................................................       45,220          64,429
  Cumulative translation adjustment................................         (264)           (602)
  Unrealized gain on marketable securities, net....................          791             888
                                                                       ---------       ---------
          Total stockholders' equity...............................      250,053         264,846
                                                                       ---------       ---------
          Total liabilities and stockholders' equity...............    $ 367,846       $ 386,254
                                                                       =========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 28,   SEPTEMBER 28,   SEPTEMBER 28,   SEPTEMBER 28,
                                                1997            1996            1997            1996
                                            -------------   -------------   -------------   -------------
                                                             (RESTATED)                      (RESTATED)
Revenues..................................    $ 109,689       $ 120,785       $ 349,590       $ 351,530
Cost of sales.............................       66,873          61,562         196,342         178,310
                                              ---------       ---------       ---------       ---------
Gross margin..............................       42,816          59,223         153,248         173,220
Operating expenses:
     Selling, general and
       administrative.....................       45,222          33,378         120,137          96,428
     Research and development.............       19,250          17,215          60,608          47,218
                                              ---------       ---------       ---------       ---------
     Total operating expenses.............       64,472          50,593         180,745         143,646
                                              ---------       ---------       ---------       ---------
Income (loss) from operations.............      (21,656)          8,630         (27,497)         29,574
Interest income, net......................          460           1,204           2,037           3,383
Other income (expense), net...............       (2,355)            440          (2,161)          2,106
                                              ---------       ---------       ---------       ---------
Income (loss) before taxes................      (23,551)         10,274         (27,621)         35,063
Income tax expense (benefit)..............       (6,836)          3,390          (8,017)         11,571
                                              ---------       ---------       ---------       ---------
Net income (loss).........................    $ (16,715)      $   6,884       $ (19,604)      $  23,492
                                              =========       =========       =========       =========
Net income (loss) per common and common
  equivalent share:.......................    $   (0.44)      $    0.17       $   (0.52)      $    0.59
                                              =========       =========       =========       =========
Weighted average common and common
  equivalent shares outstanding
  (000's):................................       37,803          39,741          37,675          39,690
                                              =========       =========       =========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                     -----------------------------
                                                                     SEPTEMBER 28,   SEPTEMBER 28,
                                                                         1997            1996
                                                                     -------------   -------------
                                                                                      (RESTATED)
Cash flows from operating activities:
     Net income (loss).............................................    $ (19,604)      $  23,492
Adjustments to reconcile net income (loss) to net cash provided by operations:
     Depreciation and amortization.................................       22,421          15,565
     Non-cash portion of other charges.............................       12,227              --
     Other non-cash items..........................................       (9,544)            (21)
Changes in operating assets and liabilities:
     Accounts receivable...........................................       31,467         (31,199)
     Inventories...................................................       (6,667)          7,888
     Other assets..................................................      (11,049)            396
     Accounts payable..............................................      (28,426)         15,738
     Accrued compensation and benefits and accrued expenses........       12,085           2,813
     Income taxes, net.............................................           --          10,492
     Deferred revenue..............................................          179          (2,915)
                                                                       ---------       ---------
Net cash provided by operating activities..........................        3,089          42,249
Cash flows from investing activities:
     Purchase of marketable securities.............................      (23,753)        (15,173)
     Proceeds from marketable securities...........................       42,276          18,388
     Additions to property and equipment...........................      (18,540)        (27,769)
     Proceeds from disposals of property and equipment.............           --             387
     Capitalized software costs....................................       (5,723)         (4,467)
     Purchase of other assets......................................       (4,691)         (3,448)
                                                                       ---------       ---------
Net cash used in investing activities..............................      (10,431)        (32,082)
Cash flows from financing activities:
     Change in short-term borrowings...............................         (519)           (832)
     Payments on long-term borrowings..............................       (5,091)         (5,787)
     Principal payments under capital lease obligations............       (2,331)         (2,331)
     Proceeds from capital lease obligations.......................           --           2,236
     Proceeds from exercise of stock options.......................          643           6,756
     Proceeds from stock purchase plan.............................        3,534           1,877
                                                                       ---------       ---------
Net cash (used in) provided by financing activities................       (3,764)          1,919
Adjustment to conform fiscal year of MultiLink.....................          394              --
Effect of exchange rate changes on cash............................          338            (241)
                                                                       ---------       ---------
Net increase in cash and cash equivalents..........................      (10,374)         11,845
Cash and cash equivalents at beginning of period...................       63,333          39,593
                                                                       ---------       ---------
Cash and cash equivalents at end of period.........................    $  52,959       $  51,438
                                                                       =========       =========
Supplemental disclosure of non-cash investing activities:
     Building acquired under capital lease.........................    $  20,938              --

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all the disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 28, 1997. The Company is in the process of amending the Annual Report on Form 10-K to reflect the restatement of the financial results for the year ended December 31, 1996 (See Note 2 to Notes to Consolidated Financial Statements).

     In the opinion of the management of PictureTel Corporation, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments, except as discussed in Notes 2, 4 and 5 to Notes to Consolidated Financial Statements) necessary to present fairly the Company's financial position at September 28, 1997 and the results of operations and changes in cash flows for the three and nine months ended September 28, 1997.

     The results disclosed in the Consolidated Balance Sheets at September 28, 1997 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and nine months ended September 28, 1997 are not necessarily indicative of the results to be expected for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As a result of lower demand for the Company's products and the resulting ongoing evaluation of the business and future spending levels, the financial statements include significant estimates of the net realizable value of accounts receivable, inventory and capitalized software as well as the future tax benefit of deferred tax assets and the amount of certain contingent liabilities. Actual results could differ from those estimates.

     The financial statements and footnotes included in this Form 10-Q have been restated to reflect the restatement of financial results and pooling of interests described in Notes 2 and 4 to Notes to Consolidated Financial Statements.

2.  RESTATEMENT OF FINANCIAL STATEMENTS

     On September 19, 1997, after the Company's reexamination (with assistance from its outside auditors) of leasing and other indirect channel transactions, the Company announced that it would reverse revenue related to certain of these transactions and, as a result, the Company intended to restate its financial statements for the third and fourth quarters of 1996 and the first quarter of 1997. On November 13, 1997, after completion of its reexamination, the Company announced that it would also restate the second quarter of 1997. The restatements were required to reverse product sales recorded which contained rights of return, contingent liabilities, payment contingencies, payment uncertainties or product sales for which delivery did not occur at the end of the period. The restatements were required to record such product sales in the period in which the rights of return lapsed, contingencies or uncertainties were resolved, or delivery was completed. Certain transactions which were reversed have not been re-recorded as revenues in later periods. The financial statements and related notes to consolidated financial statements set forth in this Form 10-Q reflect all such restatements. A summary of the impact of such restatements for the three and nine months ended September 28, 1996 is as follows:

                                                                    THREE MONTHS ENDED
                                                                    SEPTEMBER 28, 1996
                                                        -------------------------------------------
                                                        PREVIOUSLY REPORTED        AS RESTATED
                                                        --------------------   --------------------
                                                                         ($000'S)
     Revenues.........................................        $127,926               $120,785
     Gross margin.....................................          63,397                 59,223
     Income before taxes..............................          14,448                 10,274
     Income tax expense...............................           4,848                  3,390
     Net income.......................................           9,600                  6,884
     Net income per common and common equivalent
       share..........................................        $   0.24               $   0.17

                                                                      NINE MONTHS ENDED
                                                                     SEPTEMBER 28, 1996
                                                             -----------------------------------
                                                             PREVIOUSLY REPORTED      RESTATED
                                                             --------------------   ------------
                                                                          ($000'S)
     Revenues..............................................        $358,671           $351,530
     Gross margin..........................................         177,394            173,220
     Income before taxes...................................          39,237             35,063
     Income tax expense....................................          13,029             11,571
     Net income............................................          26,208             23,492
     Net income per common and common equivalent share.....        $   0.66           $   0.59

                                                                      SEPTEMBER 28, 1996
                                                             ------------------------------------
                                                             PREVIOUSLY REPORTED     AS RESTATED
                                                             --------------------   -------------
                                                                           ($000'S)
     Total assets..........................................        $355,047           $ 353,194
     Total liabilities.....................................        $105,643           $ 106,489
     Total stockholders' equity............................        $249,404           $ 246,705

3.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                                 SEPTEMBER 28,   DECEMBER 31,
                                                                     1997            1996
                                                                 -------------   ------------
                                                                                  (RESTATED)
     Purchased parts...........................................     $ 5,521        $  6,409
     Work in process...........................................       2,946           2,018
     Finished goods............................................      45,441          43,111
                                                                    -------        --------
                                                                    $53,908        $ 51,538
                                                                    =======        ========

4.  ACQUISITION OF MULTILINK, INC.

     On July 22, 1997, the Company acquired all of the common stock of MultiLink, Inc. (MultiLink) in a transaction accounted for as a pooling of interests. MultiLink develops, manufactures and markets software and hardware that enable users at two or more sites to participate in face-to-face meetings. The Company issued 3,578,026 shares of common stock in exchange for 6,389,332 shares of MultiLink common stock at a ratio of one share of MultiLink common stock to 0.56 shares of the Company's common stock. The accompanying consolidated financial statements for all periods prior to the acquisition have been restated to include the results of operations, financial position and cash flows of MultiLink. The revenues, net income, and earnings per share for the Company, prior to restatement for the pooling of interests, would have been $114,161,000, $6,118,000 and $0.15 for the three months ended September 28, 1996 and $335,244,000,

$22,078,000 and $0.56 for the nine months ended September 28, 1996, respectively. The following information presents certain income statement data of the separate companies for periods prior to the acquisition which for these purposes has been assumed to have occurred on June 29, 1997:

                                                                       SIX MONTHS ENDED
                                                                           JUNE 29,
                                                                      -------------------
                                                                        1997       1996
                                                                      --------   --------
                                                                           ($000'S)
     Revenues:
          PictureTel................................................  $227,439   $221,083
          MultiLink.................................................    12,462      9,662
     Net income (loss):
          PictureTel................................................  $ (1,513)  $ 15,957
          MultiLink.................................................    (1,376)       651

     In conjunction with the acquisition, MultiLink's fiscal year end has been changed from September 30 to December 31 to conform to the Company's fiscal year end. As a result, the financial statements for the nine months ended September 28, 1996 and 1997 include the results of operations and financial position of MultiLink for the nine months ended June 30, 1996 and the nine months ended September 30, 1997, respectively. Accordingly, MultiLink's results of operations and financial position for the quarter ended December 31, 1996 excluded from the financial statements are as follows (in 000's):

     Revenues...................................................................  $6,613
                                                                                  ======
     Total cost of sales and operating expenses.................................  $5,918
                                                                                  ======
     Net income.................................................................  $  394
                                                                                  ======

     The net income of $394,000 for the quarter ended December 31, 1996 has been credited directly to retained earnings.

     Intercompany sales from MultiLink to the Company were insignificant and have been eliminated in consolidation.

     Costs associated with the acquisition of $2,561,000 have been charged to operations in the three and nine month periods ended September 28, 1997. These costs principally relate to investment banking, accounting and legal advisory fees and severance expense.

5.  OTHER CHARGES

     During the three months ended September 28, 1997, the Company recorded other charges totaling $17,834,000. The charges include $1,862,000 of PictureTel-related severance charges related to workforce reductions and $4,297,000 for the write-down of excess and obsolete inventory to their net realizable value as a result of lower than forecasted demand for the Company's products; $2,561,000 related to the acquisition of MultiLink; $4,000,000 for allowances for doubtful accounts and sales returns; and $5,114,000 related to the write-off of certain equity investments and advances to reflect current business conditions.

     Included in the above charges are total severance charges of $2,762,000 including a workforce reduction at the Company and additional amounts related to employees terminated in connection with the acquisition of MultiLink. The severance charge has been recorded principally in selling, general and administrative expenses. The total number of full-time employees impacted by the severance plan was 84. As of September 28, 1997, 69 employees have been terminated and the remainder are expected to be terminated by December 31, 1997. Total payments made through September 28, 1997 in connection with the severance plan amounted to $588,552 with the remainder to be paid out through December 31, 1998.

6.  LITIGATION

  A.  Datapoint Litigation

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleges that certain of the Company's products infringe patent rights allegedly owned by Datapoint. Datapoint has been joined as plaintiff by John Frassanito and David Monroe, two individuals who claim to have rights to Datapoint's patents. The plaintiffs seek approximately $100 million to $170 million in damages for alleged past infringement and an injunction against alleged future infringement. The Company believes that it has meritorious defenses to the allegations of the complaint and is vigorously defending against the lawsuit. The case had been scheduled for trial on October 6, 1997; however, the trial was delayed by the Court until early 1998.

     In the event the Company is found to be infringing a valid patent or patents, the Company could be required to pay damages for past infringement and cease the sale of products incorporating the infringing feature (or be required to obtain a license and pay royalties with respect to such patents). There can be no assurance that the Company will prevail. The Company believes that an adverse outcome of the lawsuit would have a material adverse effect on the business or the financial position, results of operations and cash flows of the Company.

  B.  Class Action Litigation

     Since September 23, 1997, seven class action shareholders' complaints have been filed against the Company, Norman E. Gaut, Chairman of the Board and Chief Executive Officer, and Les Strauss, the former Vice President and Chief Financial Officer, in the United States District Court for the District of Massachusetts. The plaintiffs, who brought these actions on behalf of themselves and others similarly situated, are: (1) Faith Egli, Civil Action No. 97-12135-DPW; (2) Jerome H. Lipman, IRA, Civil Action No. 97-12238-DPW; (3) Daniel Frucher, Civil Action No. 97-12310-DPW; (4) Edmond J. Proulx and James Harris, Civil Action No. 97-12345-DPW; (5) Marvin Barab and Thomas J. Curley, Civil Action No. 97-12338-DPW; (6) Mark Szen and Nancy Szen, Civil Action No. 97-12439-DPW; and (7) Michael D. Kugler, Civil Action No. 97-12537 PBS.

     The Complaints were filed following the Company's announcement on September 19, 1997 that it would restate its financial results for the first quarter of fiscal 1997 and the last two quarters of fiscal 1996. The Complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, during the period from October 17, 1996 through September 18 or 19, 1997, inclusive, through the alleged preparation and dissemination of materially false and misleading financial statements which artificially inflated the prices of PictureTel common stock. Each Complaint seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Company is currently investigating the allegations in the Complaints and will respond to the allegations in a timely fashion when responses become due. It is too early to determine the likely outcome of this litigation.

7.  DEBT

     The Company has an unsecured revolving credit agreement with a borrowing limit of $40,000,000. The Company's borrowings consist primarily of letters of credit pledged against future facility lease obligations. At September 28, 1997, there was $4,151,000 in borrowings and $30,713,000 in standby letters of credit outstanding under the revolving credit agreement. The agreement contains certain financial covenants, including the maintenance of certain ratios. As a result of the net loss incurred for the three and nine months ended September 28, 1997, the Company was not in compliance with the debt covenants associated with its borrowings at September 28, 1997. The Company is currently negotiating with its bank group to obtain a waiver of the covenant violation. The covenant violation will result in the need for the Company to obtain a waiver for each of the next four fiscal quarters. There can be no assurance that the Company will obtain such a waiver. Accordingly, the long term borrowings of $4,151,000 have been reclassified to short term borrowings.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statement of Operations for each period:

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 28,   SEPTEMBER 28,   SEPTEMBER 28,   SEPTEMBER 28,
                                                1997            1996            1997            1996
                                            -------------   -------------   -------------   -------------
                                                             (RESTATED)                      (RESTATED)
Revenues..................................      100.0%          100.0%          100.0%          100.0%
Cost of sales.............................       61.0            51.0            56.2            50.7
Gross margin..............................       39.0            49.0            43.8            49.3
Selling, general and administrative.......       41.2            27.6            34.4            27.5
Research and development..................       17.6            14.3            17.3            13.4
Total operating expenses..................       58.8            41.9            51.7            40.9
Income (loss) from operations.............      (19.8)            7.1            (7.9)            8.4
Interest income, net......................        0.4             1.0             0.6             1.0
Other income (expense), net...............       (2.1)            0.4            (0.6)            0.6
Income (loss) before taxes................      (21.5)            8.5            (7.9)           10.0
Income tax expense (benefit)..............       (6.2)            2.8            (2.3)            3.3
Net income (loss).........................      (15.3)            5.7            (5.6)            6.7

FORWARD-LOOKING STATEMENTS

     This section includes projections and other forward-looking statements about the Company's revenues, earnings, and other measures of economic performance. Actual results could differ materially from projections, forecasts and other forward-looking statements due to many factors such as competitive pressures, changes in technology and the difficulty of forecasting in overseas markets and indirect channels. Additional information concerning risks that could cause actual results to differ are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and its registration statement on Form S-4 in connection with the MultiLink acquisition, each as filed with the SEC. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS DEVELOPMENTS

     On September 19, 1997, after the Company's reexamination (with assistance from its outside auditors) of leasing and other indirect channel transactions, the Company announced that it would reverse revenue related to certain of these transactions and, as a result, the Company intended to restate its financial statements for the third and fourth quarters of 1996 and the first quarter of 1997. On November 13, 1997, after completion of its reexamination, the Company announced that it would also restate the second quarter of 1997. The restatements were required to reverse product sales recorded which contained rights of return, contingent liabilities, payment contingencies, payment uncertainties, or product sales for which delivery did not occur at the end of the period. The restatements were required to record such product sales in the period in which the rights of return lapsed, contingencies or uncertainties were resolved, or delivery was completed. Certain transactions which were reversed have not been re-recorded as revenues in later periods.

     The Company acquired all of the common stock of MultiLink, Inc. (MultiLink) in a transaction accounted for as a pooling of interests on July 22, 1997. The Company issued 3,578,026 shares of common stock in exchange for 6,389,332 shares of MultiLink common stock at a ratio of one share of MultiLink common stock to
0.56 shares of the Company's common stock. The accompanying consolidated financial statements for all periods prior to the acquisition have been restated to include the results of operations, financial position and cash flows of MultiLink.

     During the three months ended September 28, 1997, the Company recorded other charges totaling $17,834,000. The charges include $1,862,000 of PictureTel-related severance charges related to workforce reductions and $4,297,000 for the write-down of excess and obsolete inventory to their net realizable value as a result of lower than forecasted demand for the Company's products; $2,561,000 related to the acquisition of MultiLink; $4,000,000 for allowances for doubtful accounts and sales returns; and $5,114,000 related to the write-off of certain equity investments and advances to reflect current business conditions.

     Included in the above charges are total severance charges of $2,762,000 including a workforce reduction at the Company and additional amounts related to employees terminated in connection with the acquisition of MultiLink. The severance charge has been recorded principally in selling, general and administrative expenses. The total number of full-time employees impacted by the severance plan was 84. As of September 28, 1997, 69 employees have been terminated and the remainder are expected to be terminated by December 31, 1997. Total payments made through September 28, 1997 in connection with the severance plan amounted to $588,552 with the remainder to be paid out through December 31, 1998.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1996

     Revenues. The Company's revenues decreased $11,096,000, or 9%, in the three month period ended September 28, 1997 compared to the comparable period in 1996. The decrease in revenue was primarily a result of a shift towards lower priced models, especially in the group systems, which offset an increase in overall unit shipments of videoconferencing systems and generally lower average selling prices. Videoconferencing system sales accounted for approximately 78% of the Company's revenues for the three month period ended September 28, 1997 and 72% for the comparable period in 1996. Sales of group and desktop videoconferencing products accounted for 68% and 10%, respectively, of revenues for the three month period ended September 28, 1997, compared with 58% and 14%, respectively, for the comparable period in 1996. Desktop product revenue declined during the three month period ended September 28, 1997 from the comparable period in 1996 due to the slowdown in the desktop videoconferencing market, as well as a shift in sales towards lower priced models. Sales of bridge products accounted for approximately 5% of the Company's revenues for the three month period ended September 28, 1997 compared to 12% for the comparable period in 1996. Audioconferencing system sales accounted for 5% of revenues for the three month period ended September 28, 1997 compared with 6% for the comparable period in 1996. Customer service revenues increased by 32% for the three month period ended September 28, 1997 compared with the comparable period in 1996. Such revenues were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems.

     The Company's revenues from sales to foreign markets were approximately $43,876,000 for the three month period ended September 28, 1997 compared to approximately $54,353,000 for the comparable period in 1996 representing 40% and 45%, respectively, of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues, despite recent weaknesses in the European markets.

     Gross Margin. The Company's gross margin decreased $16,407,000 or 28%, in the three month period ended September 28, 1997 compared to the comparable period in 1996. Gross margin as a percentage of revenues was 39% for the three month period ended September 28, 1997 compared to 49% for the comparable period in 1996. Gross margin as a percentage of revenues decreased as a result of the write-down of excess and obsolete inventory recorded in the third quarter of 1997, incremental expenses related to the European Distribution Center which was established in the fourth quarter of 1996, and lower average selling prices.

     Selling, General and Administrative. Selling, general and administrative expenses increased $11,844,000 or 36% from the comparable period in 1996 and increased as a percentage of revenues to 41% from 28%. The increase in expenses is a result of the increase in the allowance for doubtful accounts, costs associated with the acquisition of MultiLink, and PictureTel-related severance costs recorded in the third quarter of 1997.

     Research and Development. Research and development expenses increased $2,035,000, or 12% for the three month period ended September 28, 1997 from the comparable period in 1996 and were 18% and 14%, respectively, of revenues for the three month period ended September 28, 1997 and the comparable period in 1996. Research and development expenditures, prior to the capitalization of software costs, were $21,230,000 for the three month period ended September 28, 1997 and $18,488,000 for the comparable period in 1996 or 19% and 15% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $1,980,000 for the three month period ended September 28, 1997 and $1,273,000 for the comparable period in 1996 representing 9% and 7% of aggregate research and development expenditures, respectively.

     Operating Income (Loss). Operating income declined from $8,630,000 for the three month period ended September 28, 1996 to an operating loss of $21,656,000 for the comparable period in 1997 as a result of lower revenues and the other charges recorded in the third quarter of 1997.

     Net Interest Income (Expense). Net interest income decreased to $460,000 for the three month period ended September 28, 1997 from $1,204,000 for the comparable period in 1996. The decrease was primarily the result of greater interest expense, lower average marketable securities portfolio balances and the shift to short-term maturities which have lower yields.

     Other Income (Expense), Net. Other expense, net of $2,355,000 for the three month period ended September 28, 1997 consists primarily of a $3 million write-off of an equity investment offset by net gains on foreign currency transactions. Other income, net of $440,000 for the comparable period in 1996 consists primarily of net gains on sales of securities.

     Income Taxes. The Company's effective tax rate for the three month period ended September 28, 1997 and the comparable period in 1996 was 29% and 33%, respectively. The rate for the three month period ended September 28, 1997 was lower than the federal statutory rate primarily due to the effect of foreign operations.

  NINE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 1996

     Revenues. The Company's revenues decreased $1,940,000, or 1%, in the nine month period ended September 28, 1997 compared to the comparable period in 1996. The decrease in revenue was primarily a result of a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, especially in the group systems, which offset an increase in overall unit shipments of videoconferencing systems. Videoconferencing system sales accounted for approximately 78% of the Company's revenues for the nine month period ended September 28, 1997 compared to 79% for the comparable period in 1996. Sales of group and desktop videoconferencing products accounted for 69% and 9%, respectively, of revenues for the nine month period ended September 28, 1997, compared with 63% and 16%, respectively, for the comparable period in 1996. Desktop product revenue declined during the nine month period ended September 28, 1997 from the comparable period in 1996 due to the slowdown in the desktop videoconferencing market, as well as a shift in sales towards lower priced models. In addition, sales of bridge products accounted for approximately 7% of the Company's revenues for the nine month period ended September 28, 1997 compared with 9% for the comparable period in 1996. Audioconferencing system sales accounted for 5% of the Company's revenues for both the nine month period ended September 28, 1997 and the comparable period in 1996. Customer service revenues increased by 33% for the nine month period ended September 28, 1997 compared with the comparable period in 1996. Such revenues were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems.

     The Company's revenues from sales to foreign markets were approximately $153,820,000 for the nine month period ended September 28, 1997 compared to approximately $154,673,000 for the comparable period in 1996 representing 44% of total revenues for both periods. The Company expects that international revenues will continue to account for a significant portion of total revenues, despite recent weaknesses in the European markets.

     Gross Margin. The Company's gross margin declined $19,972,000 or 12%, in the nine month period ended September 28, 1997 compared to the comparable period in 1996. Gross margin as a percentage of revenues was 44% for the nine month period ended September 28, 1997 compared to 49% for the comparable period in 1996. Gross margin as a percentage of revenues decreased as a result of the write-down of excess and obsolete inventory recorded in the third quarter of 1997, incremental expenses related to the European Distribution Center which was established in the fourth quarter of 1996, and lower average selling prices.

     Selling, General and Administrative. Selling, general and administrative expenses increased $23,709,000 or 25% from the comparable period in 1996 and increased as a percentage of revenues to 34% from 27%. The increase in expenses is a result of the increase in the allowance for doubtful accounts, costs associated with the acquisition of MultiLink, and PictureTel-related severance costs recorded in the third quarter of 1997.

     Research and Development. Research and development expenses increased $13,390,000, or 28% for the nine month period ended September 28, 1997 from the comparable period in 1996 and were 17% and 13%, respectively, of revenues for the nine month period ended September 28, 1997 and the comparable period in

1996. Research and development expenditures, prior to the capitalization of software costs, were $66,331,000 for the nine month period ended September 28, 1997 and $51,685,000 for the comparable period in 1996 or 19% and 15% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $5,723,000 for the nine month period ended September 28, 1997 and $4,467,000 for the comparable period in 1996 representing 9% of aggregate research and development expenditures for both periods.

     Operating Income (Loss). Operating income declined from $29,574,000 for the nine month period ended September 28, 1996 to an operating loss of $27,497,000 for the comparable period in 1997 as a result of lower revenues and the other charges recorded in the third quarter of 1997.

     Net Interest Income (Expense). Net interest income decreased to $2,037,000 for the nine month period ended September 28, 1997 from $3,383,000 for the comparable period in 1996. The decrease was primarily the result of greater interest expense, lower average marketable securities portfolio balances and the shift to short-term maturities which have lower yields.

     Other Income (Expense), Net. Other expense, net of $2,161,000 for the nine month period ended September 28, 1997 consists primarily of a $3 million write-off of an equity investment offset by net gains on foreign currency transactions and net gains on sales of securities. Other income, net of $2,106,000 for the comparable period in 1996 consists primarily of net gains on sales of securities and net gains on foreign currency transactions.

     Income Taxes. The Company's effective tax rate for the nine month period ended September 28, 1997 and the comparable period in 1996 was 29% and 33%, respectively. The rate for the nine month period ended September 28, 1997 was lower than the federal statutory rate primarily due to the effect of foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

     At September 28, 1997, the Company had $52,959,000 in cash and cash equivalents and $29,513,000 in short-term marketable securities compared with $63,333,000 and $38,918,000 at December 31, 1996, respectively. During the nine month period ended September 28, 1997 the Company generated $3,089,000 in cash from operating activities. Accounts receivable less the allowance for doubtful accounts were $107,770,000 at September 28, 1997 compared with $143,237,000 at December 31, 1996, a decrease of $35,467,000. Inventory increased by $2,370,000 from $51,538,000 at December 31, 1996 to $53,908,000 at September 28, 1997.

     The Company has a borrowing limit of $40,000,000 under its unsecured revolving credit agreement, $2,000,000 available under a local line of credit and approximately $4,400,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At September 28, 1997 there was $4,151,000 in debt and $30,713,000 in standby letters of credit outstanding under the revolving credit agreement.

     The Company's unsecured revolving credit agreement contains certain financial covenants, including the maintenance of certain ratios. As a result of the net loss incurred for the three and nine months ended September 28, 1997, the Company was not in compliance with the debt covenants associated with its borrowings at September 28, 1997. The Company is currently negotiating with its bank group to obtain a waiver of the covenant violation. There can be no assurance that the Company will obtain such a waiver. (See Note 7 to Notes to Consolidated Financial Statements.)

     The Company believes that funds from operations, equipment lease financing, available borrowings under its various credit agreements and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's near term operating and capital requirements, if the Company obtains the waiver.

                         ------------------------------

     As a result of the Company's operating results for the first nine months of 1997, the Company has placed a continued focus on reducing inventory levels and reducing days sales outstanding during the balance of 1997. The Company is also examining a number of alternatives to improve its long term profitability. Such alternatives include product and program initiatives as well as expense management.

NEWLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dulution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 in the fourth quarter of 1997. Had the Company computed EPS consistent with the provisions of SFAS 128, basic EPS would have been $(0.44) and $0.19 for the three month period ended September 28, 1997 and September 28, 1996, respectively, and $(0.52) and $0.65 for the nine month period ended September 28, 1997 and September 28, 1996, respectively. Diluted EPS would have been $(0.44) and $0.17 for the three month period ended September 28, 1997 and September 28, 1996, respectively, and $(0.52) and $0.59 for the nine month period ended September 28, 1997 and September 28, 1996, respectively.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  (a)  Datapoint Litigation

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleges that certain of the Company's products infringe patent rights allegedly owned by Datapoint. Datapoint has been joined as plaintiff by John Frassanito and David Monroe, two individuals who claim to have rights to Datapoint's patents. The plaintiffs seek approximately $100 million to $170 million in damages for alleged past infringement and an injunction against alleged future infringement. The Company believes that it has meritorious defenses to the allegations of the complaint and is vigorously defending against the lawsuit. The case had been scheduled for trial on October 6, 1997; however, the trial was delayed by the Court until early 1998.

     In the event the Company is found to be infringing a valid patent or patents, the Company could be required to pay damages for past infringement and cease the sale of products incorporating the infringing feature (or be required to obtain a license and pay royalties with respect to such patents). There can be no assurance that the Company will prevail. The Company believes that an adverse outcome of the lawsuit would have a material adverse effect on the business or the financial position, results of operations and cash flows of the Company.

  (b)  Class Action Litigation

     Since September 23, 1997, seven class action shareholders' complaints have been filed against the Company, Norman E. Gaut, Chairman of the Board and Chief Executive Officer, and Les Strauss, the former Vice President and Chief Financial Officer, in the United States District Court for the District of Massachusetts. The plaintiffs, who brought these actions on behalf of themselves and others similarly situated, are: (1) Faith Egli, Civil Action No. 97-12135-DPW; (2) Jerome H. Lipman, IRA, Civil Action No. 97-12238-DPW; (3) Daniel Frucher, Civil Action No. 97-12310-DPW; (4) Edmond J. Proulx and James Harris, Civil Action No. 97-12345-DPW; (5) Marvin Barab and Thomas J. Curley, Civil Action No. 97-12338-DPW; (6) Mark Szen and Nancy Szen, Civil Action No. 97-12439-DPW; and (7) Michael D. Kugler, Civil Action No. 97-12537 PBS.

     The Complaints were filed following the Company's announcement on September 19, 1997 that it would restate its financial results for the first quarter of fiscal 1997 and the last two quarters of fiscal 1996. The Complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, during the period from October 17, 1996 through September 18 or 19, 1997, inclusive, through the alleged preparation and dissemination of materially false and misleading financial statements which artificially inflated the prices of PictureTel common stock. Each Complaint seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Company is currently investigating the allegations in the Complaints and will respond to the allegations in a timely fashion when responses become due. It is too early to determine the likely outcome of this litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11 Calculation of Earnings per Share (filed herewith)

(b)  Reports on Form 8-K

     1. On July 18, 1997, the Company filed a report on Form 8-K to report that it had released its earnings for the quarter ended June 29, 1997.

     2. On July 31, 1997, the Company filed a report on Form 8-K to report that it had acquired MultiLink, Inc. in exchange for 3,578,026 shares of the Company's stock.

     3. On September 23, 1997, the Company filed a report on Form 8-K to report that after reviewing leasing and certain other indirect channel transactions, the Company decided to reverse or defer the revenue related to a limited number of these transactions. In connection with that decision, the Company planned to restate its financial results for the first quarter of 1997 and the last two quarters of 1996.

                             PICTURETEL CORPORATION

                                   SIGNATURES

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PICTURETEL CORPORATION

                                            By: /s/ RICHARD B. GOLDMAN
                                              ----------------------------------
                                                      RICHARD B. GOLDMAN
                                               VICE PRESIDENT, CHIEF FINANCIAL
                                                            OFFICER
                                                   (PRINCIPAL FINANCIAL AND
                                                      ACCOUNTING OFFICER)
                                                   Date: November 18, 1997.