Form 10-K405/A
period 1996-12-31
PICTURETEL CORP
filed 1998-01-13
CIK 755095

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

      [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       THE SECURITIES EXCHANGE ACT OF 1934
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

                  Registrant's telephone number: (978) 292-5000



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

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A, or any amendment to this Form 10-K/A. [ X ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 14, 1997 was $485,343,335. On such date, the average of the high and low price of the Common Stock was $14.32 per share. The Registrant has 34,150,462 shares of Common Stock outstanding as of March 14, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive 1997 Proxy Statement in connection with the Annual Meeting of Stockholders to be held June 12, 1997 are incorporated by reference into Part III.

     A list of all Exhibits to this Annual Report on Form 10-K/A is located at pages 43 through 45.

 NOTE: This Form 10-K/A for the year ended December 31, 1996 is being filed, together with Form 10-Q/A for the first quarter ended March 29, 1997 and Form 10-Q/A for the second quarter ended June 29, 1997 to reflect restatements of the Company's financial statements for the third and fourth quarters of 1996 and the first and second quarters of 1997. The items set forth below are amended: Items 1, 3, 6, 7, 8 and 14(a), (c) and (d) as well as, Exhibit 11. Other items are not amended and are not included in this filing. In item 1, the only amendments are in the "Sales, Marketing & Customer Service" paragraph on page 9 to reflect revised percentages and backlog consistent with the restated Financial Statements.

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

     PictureTel is a Delaware corporation organized in 1984, with executive offices at 100 Minuteman Road, Andover, Massachusetts 01810 (telephone:
978-292-5000).

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

     Global connectivity - the ability to call any location without special equipment or arrangements - is the basis of the telephone's popularity. The proliferation of switched digital networks, which transmit digital signals (as compared to traditional telephone networks, which transmit analog signals) in the United States and internationally has provided this key element of connectivity to the visual communications market. Before switched digital service was available, videoconferencing calls could only be completed over dedicated transmission lines established between two fixed locations. At the end of 1995, switched 56 kbps and ISDN (64 or 2 x 64 kbps) digital service was available in most cities in the United States and from the United States to many foreign countries. The majority of videoconferencing systems used on switched digital networks in the United States operate at 112 or 128 kbps (two multiplexed 56 or 64 kbps lines). Internationally, 64 kbps is the switched digital standard. The majority of videoconferencing systems used on foreign switched digital networks operate at 128 kbps (two multiplexed 64 kbps lines). PictureTel's videoconferencing systems are fully compatible with one another whether used within the United States or internationally. The Company's products interoperate with H.320 compliant systems from other vendors.

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

     Video and audio quality have improved dramatically over the years with the introduction of more sophisticated compression algorithms by PictureTel and others. These algorithms compress 90 Mbps of information contained in a television video signal down to as little as 20 kbps (over 4,000 to 1 compression ) for transmission over various telephony and computer networks, and decompress that signal for display at the receiving end while achieving acceptable picture quality and full duplex audio transmission. In addition, proprietary advances in compression technologies have improved audio fidelity from less than telephone quality in the mid-1980's to today's systems which deliver sound which is difficult to distinguish from the voices of people sitting in the same room as the listener.

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

     Local area networks (LANs), used for data communication among computers in a business office, have experienced a steady increase in speed over the past few years. With faster routers, low-cost 100 Mbps interface cards, and other technologies, most LANs can easily accommodate the slight additional traffic of video calls. With the H.323 standard, interoperable products for videoconferencing over LANs are being introduced this year. The main advantage of LAN videoconferencing is that it removes the need to bring ISDN connections to every desktop - it leverages the network cable that is already connected to each PC. With H.323-to-H.320 gateways, videoconferencing systems in a LAN can communicate with any ISDN system.

     The Internet has also been emerging lately as a network for videoconferencing, in two forms. First as a way to interconnect geographically-dispersed LANs within the same company (the so-called Intranets)
- in such cases usually high-speed portions of the Internet are used, to maintain an adequate bandwidth and quality of service. Second, as a direct connection among any computers or videoconferencing terminals connected to the Internet - in such cases the quality is low, with frequent dropouts in video and audio. Still, Internet videoconferencing allows for the lowest possible connection cost: for the price of a local phone call, long-distance (even international) video calls can be placed. Products for Internet conferencing (audio, video, and data) have been introduced in the past couple of years, including Microsoft's Netmeeting(TM), which incorporates PictureTel application sharing technology.

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

     When conducting a videoconference at 112 kbps, typically no more than 28 kbps are available for audio transmission. In 1986, audio compression technology could only deliver 2.5 KHz of audio fidelity. With advancements incorporated into HVQ, audio fidelity improved to 3.5 KHz, comparable to regular telephone audio quality. Proprietary advancements in SG3 improved audio quality available with the same 28 kbps to 7.0 KHz. The perceptual difference between 3.5 KHz and 7 KHz audio is similar to the difference between sound on AM and FM radios.

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

     Another audio technology, introduced by the Company in 1996, brings a new level of comfort to videoconferencing: the LimeLightTM microphone array, which is mounted together with the PowerCam camera on top of the video monitor. With only four microphones, LimeLight uses sophisticated proprietary signal processing algorithms to locate, in three dimensions, the head and shoulders of the person who is currently speaking. The localization information is used to automatically control the pan, tilt, and zoom of PowerCam to optimally frame the person speaking. LimeLight also employs intelligent decision-making algorithms in order to frame multiple persons who engage in a conversation. LimeLight brings a competitive edge to the Company, since no other videoconferencing or video camera manufacturer has an equivalent technology.

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

     In December 1990 the ITU-T (the International Telecommunication Union - Telecommunication standardization sector, formerly CCITT) formally adopted a standard for video telecommunications (H.320) to ensure that equipment from different manufacturers will be capable of interoperating. Compatibility of codecs is particularly important for communication via switched digital networks
(ISDN) because the advantage of these services is dial-up communications without regard to the type of equipment being used at the receiving end of the transmission.

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

GLOSSARY

     ACCUNET - the first commercially available switched digital communication network, which allowed dialed digital connection at rates of 56 and 112 kbps, using a combination of existing telephone lines and new network equipment.

     codec - combination of a coder and decoder. A coder uses a compression algorithm to reduce the number of bytes needed to represent an audio or video segment. A decoder recovers the original raw bytes from the compressed bytes generated by the coder. In video and audio compression, the recovery does not need to be exact; a good approximation of the original information is appropriate for practical purposes.

     compression algorithm - a set of procedures (usually specified by mathematical equations and implemented in software within a particular computing architecture) that reduce the number of bytes necessary to represent some piece of information, such as a video or audio segment.

     compression ratio - the average number of bytes at the input of codec that will produce one byte at the output of the coder. The higher the ratio the lower the necessary channel speed to transmit the information, and therefore the lower the transmission cost.

     discrete cosine transform, DCT - a mathematical transformation used in standards and some proprietary video compression algorithms. The DCT maps a set of original image sample values into frequency components that can more efficiently be compressed. DCTs are used in all H.3xx standards.

     echo cancellation - the process of removing the acoustic echo that would result from a full-duplex audio communication system. When the person at point A talks and his voice is reproduced by the loudspeaker at point B, the microphone at B would pick it up and send it back (with a delay due to the communication system) to the loudspeaker at point A. An acoustic echo canceler eliminates such a return signal.

     full-duplex - characteristic of a communication system in which signals can be simultaneously transmitted in both directions. For example, in audio or audio/video calls, it means that people at both ends of a call can speak and be heard simultaneously.

     H.320 - Standard for videoconferencing on narrowband switched digital networks, such as Accunet and ISDN. Can be used from 56 kbps to 2 Mbps.

     H.323 - Standard for multimedia (audio, video, data) conferencing over traditional packet-switched networks. It can be used for conferencing over LANs and the Internet.

     H.324 - Standard for multimedia conferencing over unmodified analog phone lines (POTS).

     half-duplex - characteristic of a communication system in which signals can be transmitted in both directions, but not simultaneously. For example, in an audio call, it means that only one person can speak at any given time (a typical mode of operation for inexpensive speakerphones).

     internet - the worldwide network that interconnects many local area networks. Initially funded entirely by the U.S. government, there are now many commercial companies investing on expanding the Internet, adding more access points, switching equipment, and communication links.

     IP - Internet protocol. The most popular packet data communication protocol, used in many LANs and the Internet.

     ISDN - integrated services digital network, an international switched digital communication network (also leveraging existing telephone wires, similar to ACCUNET) that provides multiples of kbps per channel, up to a maximum of 2 Mbps. ISDN is available in many countries.

     kbps - kilobits per second, 1 kbps = 1,000 bits per second.

     LAN - local area network, in which computer data communication involving several sources and destinations flow concurrently through the same wires, by means of a packet-based time-division multiplexing.

     MBPS - megabits per second, 1 Mbps = 1,000,000 bits per second.

     MCU - multipoint control unit, also referred to as a bridge. A piece of equipment that is connected to multiple communication channels, making possible multipoint audio or audio/video calls (i.e. calls in which several sites can communicate).

     motion compensation, MC - a component of most video compression algorithms. MC leads to higher compression ratios because it allows a video frame to be partially reconstructed from modifications on the previously received frame using motion estimates.

     POTS - "plain old telephone system," see PSTN.

     PSTN - public switched telephone network; the traditional twisted-pair network used for analog telephony.

     quantization - the process for approximating a continuous variable by its nearest value from a table.

     vector quantization, VQ - the process of approximating a collection of continuous values ( a vector), by its nearest vector from a table.

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

     COMPACT SYSTEMS. In October 1996, the Company introduced SwiftSite, the industry's first Compact conferencing system, a self-contained, optimized-for-simplicity system with a list price ranging from $8,995 to $10,345. SwiftSite features ITU-T H.320 algorithms, as well as PictureTel enhancements. In addition, SwiftSite integrates a pan tilt zoom camera and a superdirective microphone into the self-contained unit, and the capability to download software over the ISDN link from PictureTel's Software Upgrade Server. SwiftSite heralds a new category of group conferencing systems -- Compact systems --that offer simple, portable and affordable solutions to PictureTel customers.

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

     As the market for videoconferencing systems expands, the Company expects to increase its reliance on joint selling and distribution through a combination of transmission carriers, telecommunication equipment distributors, personal computer distributors and resellers and value-added resellers, and has currently developed relationships with companies in each of these indirect channels. In 1996, the Company derived approximately 25% of its worldwide product revenues from direct selling activities, and 75% from indirect channels. At December 31, 1996 and 1995, the Company had a product backlog approximately $12,481,000 and $14,100,000, respectively. Backlog consists of purchase orders for which a delivery schedule within six months has been specified by the customer. Since orders generally may be canceled or rescheduled by the customer without significant penalty, backlog as of any particular date may not be indicative of PictureTel's actual sales in any succeeding period.

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

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 6:  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       1996          1995          1994          1993          1992
                                                   (Restated)
                                                   ----------------------------------------------------------------
STATEMENT OF INCOME DATA:
Revenues ....................................      $467,805      $346,758      $255,193      $176,252      $141,409
Income before extraordinary
  credit and cumulative effect of
  change in accounting principle ............        30,716        19,626         4,579         7,384         8,387
Extraordinary credit, tax benefit of
  net operating loss and tax credit
  carryforwards .............................            --            --            --            --         2,272
Cumulative effect of change in
accounting principle ........................            --            --            --         1,042            --
                                                   --------      --------      --------      --------      --------
Net income ..................................        30,716        19,626         4,579         8,426        10,659
                                                   ========      ========      ========      ========      ========
Net income per common and
  common equivalent
  share (1)(2):
Income before extraordinary
  credit and cumulative effect of
  change in accounting principle ............      $   0.85      $   0.56      $   0.15      $   0.24      $   0.26

Extraordinary credit ........................            --            --            --            --          0.07
Cumulative effect of change in
accounting principle ........................            --            --            --          0.03            --
                                                   --------      --------      --------      --------      --------
Net income ..................................      $   0.85      $   0.56      $   0.15      $   0.27      $   0.33
                                                   ========      ========      ========      ========      ========
Weighted average shares
  outstanding (1)(2) ........................        36,054        35,014        31,354        31,486        31,868

BALANCE SHEET DATA:
Working  capital ............................      $196,902      $139,396      $118,922      $ 48,399      $ 55,334
Total assets ................................       372,779       288,141       216,699       187,425       165,713
Total short-term debt .......................         3,813         2,840        10,452         6,651         7,643
Total long-term debt ........................        13,934        12,804         3,015         4,367         4,685
Stockholders' equity ........................       255,014       200,822       153,236       146,939       132,128

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of Revenues for certain items in the Company's Statement of Income for each period:


                                                   YEARS ENDED DECEMBER 31,
                                                  1996        1995        1994
                                               --------------------------------
                                               (Restated)
Revenues .....................................   100.0%      100.0%      100.0%
Cost of sales ................................    52.6        50.5        50.6
Gross margin .................................    47.4        49.5        49.4
Selling, general and administrative ..........    26.4        29.2        32.4
Research and development .....................    12.8        13.3        15.0
Total operating expenses .....................    39.2        42.5        47.4
Operating income .............................     8.2         7.0         2.0
Interest income, net .........................     0.9         0.9         0.7
Other income, net ............................     0.7          --          --
Income before provision for income taxes .....     9.8         7.9         2.7
Provision for income taxes ...................     3.2         2.2         0.9
Net income ...................................     6.6         5.7         1.8

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

     Revenues. The Company's revenues increased $121,047,000, or 35%, in 1996 from 1995. The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was partially offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, especially in the personal desktop products, as well as a shift in distribution channel mix with approximately 75% of product revenue now coming from the indirect channels compared with 67% in 1995. Videoconferencing system sales accounted for approximately 82% and 85% of the Company's revenues in 1996 and 1995, respectively. Sales of group and desktop videoconferencing products accounted for 66% and 16%, respectively, of revenues for 1996, compared with 70% and 15%, respectively, for 1995. In addition, sales of bridge products accounted for approximately 8% of the Company's revenues for 1996 compared to approximately 7% for 1995. The balance of the revenues in 1996 and 1995 were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems.

     The Company's revenues from sales to foreign markets were approximately $213,122,000 in 1996 compared to approximately $147,981,000 in 1995 representing 45% and 43%, respectively of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

     Gross Margin. The Company's gross margin increased $50,017,000 or 29%, in 1996 compared to 1995. Gross margin as a percentage of revenues was 47% in 1996 compared to 50% in 1995. Gross margin as a percentage of revenues decreased as a result of the reduction in the average selling price of videoconferencing systems and the increased percentage of volume through the indirect channels. The two trends are expected to continue and may impact future gross margins.

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

     Operating Income. Although gross margin as a percentage of revenues has not increased over 1995, operating income as a percentage of revenues increased 14% from 7% to 8% due to a decline in operating expenses as a percentage of revenues.

     Net Interest Income. Net interest income increased to $4,413,000 in 1996 from $3,152,000 in 1995. The increase was primarily the result of higher marketable securities portfolio balances and lower interest expense.

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

                         LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996 the Company had $62,957,000 in cash and cash equivalents, $38,918,000 in short-term marketable securities and $9,118,000 in long-term marketable securities. During the year ended December 31, 1996 the Company generated $45,626,000 in cash from operating activities. The primary use of cash during 1996 was to fund the net growth in working capital items such as accounts receivable of $40,819,000 net of increases in accounts payable of $27,690,000, as well as additions to property and equipment. Accounts receivable increased more than revenues as a percentage in 1996 compared with 1995 due to increased foreign sales and sales through indirect channels to distributors and dealers which typically have longer collection cycles.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

         PICTURETEL CORPORATION

         Index to Financial Statements and Supplementary Data

         Financial Statements:                                            PAGE
                                                                          ----
              Report of Independent Accountants                            22
              Consolidated Statements of Income                            23
              Consolidated Balance Sheets                                  24
              Consolidated Statements of Stockholders' Equity              25
              Consolidated Statements of Cash Flows                        26
              Notes to Consolidated Financial Statements                   27

         Supplementary Data:
              Report of Independent Accountants                            40
              Schedule II Valuation and Qualifying Accounts                41

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

     As discussed in Note 1 to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 1996.


COOPERS & LYBRAND L.L.P.
Boston, Massachusetts
November 13, 1997

                             PICTURETEL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Years Ended December 31,
                                                        -------------------------------------
                                                           1996          1995          1994
                                                           ----          ----          ----
                                                        (Restated)
Revenues ..............................................  $467,805      $346,758      $255,193
Cost of sales .........................................   246,073       175,043       129,039
                                                         --------      --------      --------
Gross margin ..........................................   221,732       171,715       126,154

Operating expenses:
Selling, general and administrative ...................   123,520       101,229        82,618
Research and development ..............................    60,089        46,184        38,327
                                                         --------      --------      --------
Total operating expenses ..............................   183,609       147,413       120,945
                                                         --------      --------      --------
Income from operations ................................    38,123        24,302         5,209

Other income (expense):
Interest income .......................................     5,337         4,123         2,826
Interest expense ......................................       924           971           985
Other income (expense), net ...........................     3,147            87          (101)
                                                         --------      --------      --------
Income before provision for income taxes ..............    45,683        27,541         6,949
Provision for income taxes ............................    14,967         7,915         2,370
                                                         --------      --------      --------
Net income ............................................  $ 30,716      $ 19,626      $  4,579
                                                         ========      ========      ========
Net income per common and common equivalent share: ....  $   0.85      $   0.56      $   0.15
                                                         ========      ========      ========

Weighted average common and common equivalent
shares outstanding ....................................    36,054        35,014        31,354
                                                         ========      ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             PICTURETEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                            DECEMBER 31,
                                                                                    -------------------------
                                                                                       1996            1995
                                                                                       ----            ----
                                                                                    (RESTATED)
                                     ASSETS

Current assets:
Cash and cash equivalents .....................................................      $ 62,957        $ 39,476
Marketable securities .........................................................        38,918          20,463
Accounts receivable less allowance for doubtful accounts of $3,284
    and $1,791  at December 31, 1996 and 1995, respectively ...................       138,554          97,735
Inventories ...................................................................        48,848          43,791
Deferred taxes, net ...........................................................         5,950           6,665
Other current assets ..........................................................         5,506           5,781
                                                                                     --------        --------
   Total current assets .......................................................       300,733         213,911
Marketable securities .........................................................         9,118          34,084
Deferred taxes, net ...........................................................         5,088           6,000
Property and equipment, net ...................................................        44,217          22,515
Capitalized software costs, net ...............................................         6,832           5,073
Other assets ..................................................................         6,791           6,558
                                                                                     --------        --------

   Total assets ...............................................................      $372,779        $288,141
                                                                                     --------        --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings .........................................................      $    519        $    557
Accounts payable ..............................................................        53,329          25,639
Accrued compensation and benefits .............................................         8,906           9,881
Accrued expenses ..............................................................        18,673          16,646
Current portion of capital lease obligations ..................................         3,294           2,283
Deferred revenue ..............................................................        19,110          19,509
                                                                                     --------        --------
    Total current liabilities .................................................       103,831          74,515
Long- term borrowings .........................................................         9,242          12,226
Capital lease obligations .....................................................         4,692             578
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders' equity:
Preference stock, $.01 par value; 15,000,000 shares authorized;
    none issued ...............................................................            --              --
Common stock, $.01 par value; 80,000,000 shares authorized;
    34,036,186 and 32,723,444 shares issued and outstanding at
    December 31, 1996 and 1995 ................................................           341             328
Additional paid-in capital ....................................................       196,249         173,379
Retained earnings .............................................................        58,138          27,422
Cumulative translation adjustment .............................................          (602)           (531)
Unrealized gain on marketable securities, net .................................           888             224
                                                                                     --------        --------
   Total stockholders' equity .................................................       255,014         200,822
                                                                                     --------        --------
   Total liabilities and stockholders' equity .................................      $372,779        $288,141
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

                             PICTURETEL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994
                             (DOLLARS IN THOUSANDS)

                                                                                                          Unrealized
                                                                                                         (Loss) Gain
                                                                                                             on
                                                         Additional                           Cumulative  Marketable      Total
                                       Common Stock       Paid-in    Retained     Unearned   Translation  Securities,  Stockholders'
                                    Shares    Par Value   Capital    Earnings  Compensation   Adjustment     Net         Equity
                                    ------    ---------   -------    --------  ------------   ----------     ---         ------
Balance, December 31, 1993 .....  30,297,690     $303    $143,978     $ 3,217      $(40)       $(519)         --       $146,939
Exercise of employee stock
  options and related tax
  benefit ......................     420,110        4       2,021          --        --           --          --          2,025
Amortization of unearned
  compensation .................          --       --          --          --        40           --          --             40
Foreign currency translation
  adjustment ...................          --       --          --          --        --           67          --             67
Unrealized loss on marketable
  securities, net ..............          --       --          --          --        --           --       $(414)          (414)
Net income .....................          --       --          --       4,579        --           --          --          4,579
                                  ----------     ----    --------     -------      ----        -----       -----       --------
Balance, December 31, 1994 .....  30,717,800      307     145,999       7,796        --         (452)       (414)       153,236
Exercise of employee stock
  options and related tax
  benefit ......................   1,873,650       19      26,229          --        --           --          --         26,248
Employee stock purchase plan
  shares .......................     131,994        2       1,151          --        --           --          --          1,153
Foreign currency translation
  adjustment ...................          --       --          --          --        --          (79)         --            (79)
Unrealized gain on marketable
  securities, net ..............          --       --          --          --        --           --         638            638
Net income .....................          --       --          --      19,626        --           --          --         19,626
                                  ----------     ----    --------     -------      ----        -----       -----       --------
Balance, December 31, 1995 .....  32,723,444      328     173,379      27,422        --         (531)        224        200,822
Exercise of employee stock
  options and related tax
  benefit ......................   1,238,915       12      20,992          --        --           --          --         21,004
Employee stock purchase plan
  shares .......................      73,827        1       1,878          --        --           --          --          1,879
Foreign currency translation
  adjustment ...................          --       --          --          --        --          (71)         --            (71)
Unrealized gain on marketable
  securities, net ..............          --       --          --          --        --           --         664            664
Net income .....................          --       --          --      30,716        --           --          --         30,716
                                  ----------     ----    --------     -------      ----        -----       -----       --------
Balance, December 31, 1996
  (Restated) ...................  34,036,186     $341    $196,249     $58,138      $ --        $(602)      $ 888       $255,014
                                  ==========     ====    ========     =======      ====        =====       =====       ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             PICTURETEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 Years Ended December 31,
                                                          -------------------------------------
                                                             1996          1995          1994
                                                             ----          ----          ----
                                                          (Restated)
Cash flows from operating activities:
  Net income ............................................  $ 30,716      $ 19,626      $  4,579
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization .........................    21,521        17,906        18,345
  Deferred taxes, net ...................................     1,627        (2,127)       (1,162)
  Other non-cash items ..................................      (348)          (79)           53

Changes in operating assets and liabilities:
  Accounts receivable ...................................   (40,819)      (32,707)      (16,682)
  Inventories ...........................................    (5,057)      (12,130)       (7,384)
  Other assets ..........................................      (682)       (2,401)       (3,364)
  Accounts payable ......................................    27,690         7,423         7,481
  Accrued compensation and benefits and
      accrued expenses ..................................     3,023         9,472         5,693
  Income taxes, net .....................................     8,354         8,056           660

Deferred revenue ........................................      (399)        5,786         5,384
                                                           --------      --------      --------

Net cash provided by operating activities ...............    45,626        18,825        13,603

Cash flows from investing activities:
  Purchase of marketable securities .....................   (20,115)      (71,772)      (19,014)
  Proceeds from marketable securities ...................    25,987        70,902        38,182
  Additions to property and equipment ...................   (38,547)      (16,251)      (14,335)
  Proceeds from disposals of property and equipment .....       387            --            --
  Capitalized software costs ............................    (5,924)       (4,247)       (2,916)
  Purchase of intangible asset ..........................      (565)           --            --
  Proceeds from sale of intangible asset ................     2,050            --            --
                                                           --------      --------      --------
Net cash provided by (used in) investing activities .....   (36,727)      (21,368)        1,917

Cash flows from financing activities:
   Payments on short-term borrowings ....................        38        (6,412)        4,944
   Proceeds from long-term borrowings ...................     2,803        12,226            --
   Principal payments on long-term borrowings ...........    (5,787)           --         2,483
   Principal payments under capital lease obligations ...    (3,367)       (3,482)       (5,533)
   Proceeds from capital leases .........................     8,492            --            --
   Proceeds from exercise of stock options ..............    10,676        13,786         2,025
   Proceeds from employee stock purchase plan ...........     1,878         1,153            --
                                                           --------      --------      --------

Net cash provided by financing activities ..............     14,733        17,271         3,919

Effect of exchange rate changes on cash ................       (151)          401        (2,013)
                                                           --------      --------      --------
Net increase in cash and cash equivalents ..............     23,481        15,129        17,426
Cash and cash equivalents at beginning of year .........     39,476        24,347         6,921
                                                           --------      --------      --------
Cash and cash equivalents at end of year ...............   $ 62,957      $ 39,476      $ 24,347
                                                           ========      ========      ========
Supplemental cash flow information:
   Interest paid .......................................   $    895      $    958      $    938
   Income taxes paid ...................................   $  1,632      $  2,893      $  2,782

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

RESTATEMENT OF FINANCIAL STATEMENTS

     On September 19, 1997, after the Company's reexamination (with assistance from its outside auditors) of leasing and other indirect channel transactions, the Company announced that it would reverse revenue related to certain of these transactions and, as a result, the Company intended to restate its financial statements for the third and fourth quarters of 1996 and the first quarter of 1997. On November 13, 1997, after completion of its reexamination, the Company announced that it would also restate the second quarter of 1997. The restatements were required to reverse product sales recorded which contained rights of return, contingent liabilities, payment contingencies, payment uncertainties or product sales for which delivery did not occur at the end of the period. The restatements were required to record such product sales in the period in which the rights of return lapsed, contingencies or uncertainties were resolved, or delivery was completed. Certain transactions which were reversed have not been re-recorded as revenues in later periods. The financial statements and related notes to consolidated financial statements set forth in this Form 10-K/A reflect all such restatements. A summary of the impact of such restatements for the year ended December 31, 1996 is as follows:

                                                  Year Ended
                                               December 31, 1996
                                           Previously          As
                                            Reported        Restated
                                                    ($000's)

     Revenues                               $482,532        $467,805
     Gross margin                            227,760         221,732
     Income before taxes                      51,711          45,683
     Income tax expense                       16,938          14,967
     Net income                               34,773          30,716
     Net income per common and common
       equivalent share                     $   0.96        $   0.85


                                                December 31, 1996
                                           Previously          As
                                            Reported        Restated
                                            --------        --------
                                                     ($000's)

     Total assets                           $376,047        $372,779
     Total liabilities                      $116,989        $117,765
     Total stockholders' equity             $259,058        $255,014


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

CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company classifies all debt and equity securities as available for sale. They are carried at their fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Those instruments with maturities between three months and twelve months, along with equity securities, are considered to be short-term marketable securities and investments with maturities of greater than one year are classified as long-term marketable securities. At December 31, 1996 and 1995 cash equivalents and marketable debt securities primarily consist of U.S. government securities, corporate and municipal issues and commercial paper. The amortized cost of marketable securities is adjusted for the amortization of premiums and accretion of discounts over the life of the security. Such amortization and interest are included in interest income. For the purpose of determining gain or loss, the specific identification of securities method is used. Realized gains and losses are included in other income.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Equipment..........................................2-5 years
Equipment and furniture under capital leases.......3-5 years
Furniture and fixtures.............................3-5 years
Leasehold improvements.............................Estimated useful life or term of the lease, if shorter

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

3. INVENTORIES:

     Inventories consist of the following (in thousands):

                                        DECEMBER 31,
                                  1996               1995
                                (RESTATED)
                                ---------------------------

Purchased parts                 $ 6,409            $11,492
Work in process                   2,018              3,252
Finished goods                   40,421             29,047
                                $48,848            $43,791
                                =======            =======


4.  MARKETABLE SECURITIES:

     At December 31, 1996 and 1995, marketable securities can be summarized as follows (in thousands):

                                    AVAILABLE FOR SALE SECURITIES
                           -------------------------------------------
                                   1996                     1995
                           AMORTIZED      FAIR      AMORTIZED    FAIR
                             COST        VALUE        COST       VALUE
                           ---------     -----      ---------    -----

U. S. Government
  and its agencies          $42,992     $42,956     $45,983     $46,252

Municipal Issues              3,352       3,353       8,217       8,295
                            -------     -------     -------     -------

  Total Debt Securities      46,344      46,309      54,200      54,547


Equity Securities               482       1,727          --          --
                            -------     -------     -------     -------
                            $46,826     $48,036     $54,200     $54,547
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

     At December 31, 1996 $37,192,000, or 58% of the Company's marketable securities have stated maturity dates within one year of the balance sheet date, the remaining securities have stated maturity dates within two years of the balance sheet date.

5.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                         DECEMBER 31,
                                      1996        1995
                                      ----        ----
Equipment                           $ 79,795     $49,526
Equipment and furniture
   under capital leases               11,410       7,867
Furniture and fixtures                 6,865       6,166
Leasehold improvements                 5,081       2,735
                                    --------     -------
                                     103,151      66,294
Less:  Accumulated depreciation
          and amortization            58,934      43,779
                                    --------     -------
                                    $ 44,217     $22,515
                                    ========     =======

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

     Future minimum lease payments under capital and operating leases with initial or remaining terms of one year of more are (in thousands):

                                                      Capital    Operating
                                                      Leases       Leases
                                                      ------       ------
1997 ...............................................  $3,785      $  8,905
1998 ...............................................  3,180          8,601
1999 ...............................................  1,822          7,005
2000 ...............................................                 5,418
2001 ...............................................                 5,247
Thereafter .........................................                75,704
                                                      ------      --------
Total future minimum lease payments ................  $8,787      $110,880
                                                      ======      ========

Less amount representing interest ..................     801
                                                      ------
Present value of net future minimum
      lease payments ...............................   7,986
Less current portion ...............................   3,294
                                                      ------
Long-term obligation under capital leases ..........  $4,692
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

     Net income and net income per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows (in thousands, except per share amounts):

                                                    Year Ended December 31,
                                                        1996        1995
                                                     (Restated)
                                                     ----------   -------
Net income                           As reported      $30,716     $19,626
                                     Pro forma         25,963      18,395

Primary net income per share         As reported      $  0.85     $  0.56
                                     Pro forma           0.72        0.53

Fully diluted net income per share   As reported      $  0.85     $  0.56
                                     Pro forma           0.72        0.52

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

     On February 18, 1997, the Compensation Committee of the Board of Directors granted replacement options, at an exercise price of $16.875 per share, to all employees other than the executive officers and directors (and other than those few who did not consent) holding outstanding options exercisable at a price of $20.00 or more. The replacement options become exercisable (unless accelerated by the Compensation Committee) over a four-year period, and to the extent the canceled option had already become exercisable, such portion of the new option will become exercisable in six months from the date of re-grant and the remaining options will become exercisable over a four-year period commencing in February 1998.

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

     The following table summarizes the Company's stock option plans at December 31, 1996, 1995, and 1994, and changes during the years then ended:

                                               1996                           1995                         1994
                                      -----------------------       ------------------------       ---------------------
                                                    Weighted-                      Weighted-                   Weighted-
                                                    Average                        Average                     Average
                                                    Exercise                       Exercise                    Exercise
                                         Shares      Price              Shares      Price             Shares    Price
Outstanding at beginning of year       4,908,811    $11.56           5,863,550      $8.00          4,961,036    $7.77
Granted at fair market value           1,439,350     34.65           1,089,524      23.37          2,102,300     8.32
Exercised                             (1,238,915)     8.64          (1,873,650)      6.74           (420,110)    4.15
Forfeited                               (343,973)    14.49            (170,613)     10.63           (779,676)    9.55
                                      ----------                    ----------                     ---------

Outstanding at end of year             4,765,273    $19.08           4,908,811     $11.56          5,863,550    $8.00
                                      ==========                    ==========                     =========

Options exercisable at year-end        1,805,678    $10.54           1,811,854     $ 7.67          2,529,068    $6.84

Weighted-average grant-date fair
  value of options granted during
  the year at fair market value                     $15.74                         $10.65


     The following table summarizes information about stock options outstanding at December 31, 1996:

                                               Options Outstanding                                     Options Exercisable
                           ----------------------------------------------------------         ---------------------------------
                                                Weighted-Average
                              Number               Remaining              Weighted-             Number              Weighted
       Range of            Outstanding         Contractual Life            Average            Exercisable            Average
   Exercise Prices         at 12/31/96            (In years)           Exercise Price         at 12/31/96        Exercise Price

   $ 1.125 - 8.625           584,075                  4.4                  $ 5.64                348,245            $ 4.39
        8.875                805,353                  5.2                    8.88                313,032              8.88
     8.94 - 9.625            734,949                  6.4                    9.51                677,297              9.55
     9.75 - 18.44            439,318                  6.1                   11.30                244,638             11.04
    21.31 - 24.88            739,205                  8.0                   23.81                150,515             23.34
    25.815 - 34.50           768,100                  7.9                   31.54                 64,226             27.65
    35.00 - 40.50            694,273                  8.0                   38.48                  7,725             35.13
                           ---------                                                           ---------

    $1.125 - 40.50         4,765,273                  6.5                  $19.08              1,805,678            $10.54
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

9.  INCOME TAXES:

     Significant items making up total net deferred tax assets are as follows (in thousands):

                                                           December 31,
                                                       1996            1995
                                                     ------------------------
Net operating loss and tax credit carryforwards      $10,125          $9,434
Inventory reserves                                     2,185           2,889
Deferred revenue                                           0           1,110
Other temporary differences                            3,495           5,916
Valuation allowance                                   (4,767)         (6,684)
                                                     -------         -------
Total net deferred tax assets                        $11,038         $12,665
                                                     =======         =======

     The valuation allowance primarily offsets the deferred benefit of certain federal and state tax credit carryforwards whose benefit is uncertain. The Company has recorded a deferred tax asset of approximately $6,856,000 reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset is partially offset by a valuation allowance of $3,726,000 until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this valuation allowance will be recorded as a credit to additional paid in capital when realized.

The provision for income taxes consisted of the following (in thousands):

                                    YEARS ENDED DECEMBER 31,
                            1996            1995              1994
                         (RESTATED)
                         ------------------------------------------
Federal income taxes:
  Currently payable      $ 7,304         $ 7,311            $1,613
  Deferred                 2,813          (1,840)             (595)
State income taxes:
   Currently payable         501           1,301               671
   Deferred                1,292            (119)             (567)
Foreign taxes:
  Currently payable        3,593           1,430             1,248
  Deferred                  (536)           (168)               --
                         -------         -------            ------
Total                    $14,967         $ 7,915            $2,370
                         =======         =======            ======

     The differences between the statutory federal income tax rate and the Company's effective income tax rate were as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                                     1996       1995       1994
                                                                    ---------------------------
Statutory federal income tax rate                                    35.0%      35.0%      35.0%
State income tax, net of federal tax benefit                          3.0        5.1        0.8
Federal and state tax credits from research and development          (1.4)      (1.9)     (30.1)
Difference between foreign and US tax rates and the benefit of
  the foreign sales corporation                                      (1.7)      (1.0)      (5.1)
Change in deferred asset valuation allowance                         (2.6)      (8.8)      31.5
Other                                                                 0.5        0.3        2.0
                                                                     ----       ----       ----

Effective tax rate                                                   32.8%      28.7%      34.1%
                                                                     ----       ----       ----


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

11. GEOGRAPHIC DATA & MAJOR CUSTOMERS:

     The Company's operations involve a single industry segment - the development, manufacture, marketing and servicing of videoconferencing equipment. The Company has subsidiaries in various foreign countries which sell and service the Company's products in their respective geographic areas. Revenues are reflected in the geographic areas from which the sales are made. Financial information, summarized by geographic area, is as follows (in thousands):

                                   United                   Asia/
                                   States       Europe      Pacific    Eliminations  Consolidated
YEAR ENDED DECEMBER 31, 1996:
  Total revenues
   Unaffiliated customers         $298,998     $111,l58     $57,649            --      $467,805
   Inter-company transfers         101,230          630          --     $(101,860)           --
                                  --------     --------     -------     ---------      --------
      Total                       $400,228     $111,788     $57,649     $(101,860)     $467,805
                                  ========     ========     =======     =========      ========
Income (loss) from operations     $ 26,093     $  6,201     $ 3,383     $   2,446      $ 38,123
                                  ========     ========     =======     =========      ========
Identifiable assets               $248,709     $ 54,136     $25,691     $ (23,984)     $304,552
                                  ========     ========     =======     =========
Corporate assets                                                                       $ 68,227
                                                                                       --------
Total assets                                                                           $372,779
                                                                                       ========

YEAR ENDED DECEMBER 31, 1995:
  Total revenues
   Unaffiliated customers         $231,740     $ 79,010     $36,008           --       $346,758
   Inter-company transfers          80,300          701          --     $(81,001)            --
                                  --------     --------     -------     ---------      --------
       Total                      $312,040     $ 79,711     $36,008     $(81,001)      $346,758
                                  ========     ========     =======     =========      ========
Income (loss) from operations     $ 23,131     $ (1,515)    $ 1,037     $  1,649       $ 24,302
                                  ========     ========     =======     =========      ========
Identifiable assets               $193,496     $ 42,196     $17,434     $(26,254)      $226,872
                                  ========     ========     =======     =========
Corporate assets                                                                         61,269
                                                                                       --------
Total assets                                                                           $288,141
                                                                                       ========


YEAR ENDED DECEMBER 31, 1994
  Total revenues
   Unaffiliated customers         $164,176     $62,876      $ 28,141           --      $255,193
   Inter-company transfers          59,268          --            --    $ (59,268)           --
                                  --------     --------     -------     ---------      --------
       Total                      $223,444     $62,876      $ 28,141    $ (59,268)     $255,193
Income from operations            $  4,026     $   604      $    926    $    (347)     $  5,209
                                  ========     ========     =======     =========      ========
Identifiable assets               $134,515     $ 29,919     $14,642     $(20,429)      $158,647
                                  ========     ========     =======     =========
Corporate assets                                                                         58,052
                                                                                       --------
Total assets                                                                           $216,699
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

Export sales to unaffiliated customers from the Company's United States operations were as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                    1996         1995         1994
                                                    ----         ----         ----
Europe .....................................      $ 1,026      $ 2,693      $ 2,552
Canada .....................................        8,319        8,341        5,989
Asia/Pacific ...............................       19,332       13,220        4,703
Other ......................................       15,638        8,709        3,857
                                                  -------      -------      -------
                                                  $44,315      $32,963      $17,101
                                                  =======      =======      =======

In 1996, 1995 and 1994 no customer accounted for 10% or more of total revenues.

12.  UNAUDITED INTERIM FINANCIAL INFORMATION

Quarterly financial information is as follows (in thousands, except per share data):

                                                         FIRST         SECOND       THIRD         FOURTH
                                                        QUARTER       QUARTER      QUARTER        QUARTER
                                                                                  (Restated)     (Restated)
1996
Revenues                                                $105,001      $116,082     $114,161       $132,561
Gross margin                                              50,892        55,739       54,172         60,929
Net income                                                 7,469         8,488        6,118          8,641
Net income per common and common equivalent share       $   0.21      $   0.24     $   0.17       $   0.24

1995
Revenues                                                $ 74,156      $ 80,489     $ 90,098       $102,015
Gross margin                                              37,798        41,039       44,335         48,543
Net income                                                 3,088         4,155        5,223          7,160
Net income per common and common equivalent share       $   0.09      $   0.12     $   0.15       $   0.20

13.  LITIGATION

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

     Our report on the consolidated financial statements of PictureTel Corporation is included in Item 8 of this Form 10-K/A. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of the Form 10-K/A.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.
Boston, Massachusetts
November 13, 1997

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS

        -Report of Independent Accountants
        -Consolidated Statements of Income for the Years ended December 31,
         1996, 1995 and 1994 -Consolidated Balance Sheets as of December 31, 1996 and 1995
        -Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1996, 1995 and 1994
        -Consolidated Statements of Cash Flows for the years ended December 31,
           1996, 1995 and 1994 -Notes to Consolidated Financial Statements

     2. FINANCIAL STATEMENT SCHEDULE

        -Report of Independent Accountants
        -Schedule II -- Valuation and Qualifying Accounts
        -Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

(c)  Exhibits (additional)

     11   Calculation of Earnings per Share (Filed herewith)

(d)  FINANCIAL STATEMENT SCHEDULE

     The Company hereby files as part of this Annual Report on Form 10-K/A the financial statement schedule listed on Item 14(a)2 as set forth above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           PICTURETEL CORPORATION


                                           By   /s/  Norman E. Gaut
                                              ----------------------------------
                                                       Norman E. Gaut
                                                  Chief Executive Officer

                                           Date     January 12, 1998
                                               ---------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Norman E. Gaut           Chairman of the Board,             January 12, 1998
---------------------------  Chief Executive Officer
Norman E. Gaut               and Director (Principal
                             Executive Officer)


/s/ David B. Levi            Director                           January 12, 1998
---------------------------
David B. Levi


/s/ Vinod Khosla             Director                           January 12, 1998
---------------------------
Vinod Khosla


/s/ Robert T. Knight         Director                           January 12, 1998
---------------------------
Robert T. Knight


/s/ Enzo Torresi             Director                           January 12, 1998
---------------------------
Enzo Torresi


/s/ Richard B. Goldman       Vice President, Chief Financial    January 12, 1998
---------------------------  Officer (Principal Financial
Richard B. Goldman           Officer & Principal Accounting Officer)