Form 10-Q/A
period 1997-03-29
PICTURETEL CORP
filed 1998-01-13
CIK 755095

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED)

For the quarterly period ended    MARCH 29, 1997
                                  --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -----------    ----------


For the Quarter ended   MARCH 29, 1997            Commission File Number 1-9434
                        --------------




                             PICTURETEL CORPORATION
             (Exact name of Registrant as specified in its charter)


          Delaware                                           04-2835972
          --------                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

100 Minuteman Road, Andover, MA.                             01810
--------------------------------                             -----
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number:                               978-292-5000
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

                             PICTURETEL CORPORATION

                                    FORM 10-Q

                                      INDEX



NOTE: This Form 10-Q/A for the quarter ended March 29, 1997 is being filed, together with Form 10-K/A for the year ended December 31, 1996 and Form 10-Q/A for the second quarter ended June 29, 1997 to reflect the restatements of the Company's financial statements for the third and fourth quarters of 1996 and the first and second quarters of 1997. The items set forth below are amended: PART I Items 1 and 2. PART II Item 1. Other items are not amended and are not included in this filing.

PART I.  CONSOLIDATED FINANCIAL INFORMATION


  Item 1. Consolidated Financial Statements:

          Consolidated Balance Sheets

              March 29, 1997 and December 31, 1996.......................................................................3

          Consolidated Statements of Income

              Three months ended March 29, 1997 and March 30, 1996.......................................................4

          Consolidated Statements of Cash Flows

              Three months ended March 29, 1997 and March 30, 1996.......................................................5

          Notes to Consolidated Financial Statements...................................................................6-8


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........................9-11


PART II. OTHER INFORMATION


  Item 1. Legal Proceedings.............................................................................................12

  Item 6. Exhibits and Reports on Form 8-K..............................................................................13

  Signatures............................................................................................................14


                             PICTURETEL CORPORATION
                           Consolidated Balance Sheets
                                    ($000's)


                                                                   March 29,   December 31,
                                                                     1997         1996
                                                                  (Restated)   (Restated)
                                     ASSETS
Current assets:

     Cash and cash equivalents                                    $  37,303    $  63,333
     Marketable securities                                           54,489       38,918
     Accounts receivable less allowance for doubtful accounts
        of $3,241 and $3,178                                        135,229      143,237
     Inventories, net (Note 3)                                       66,995       51,538
     Deferred taxes, net                                              6,152        6,462
     Other current assets                                            15,541        5,781
                                                                  ---------    ---------
     Total current assets                                           315,709      309,269

     Marketable securities                                             --          9,118
     Deferred taxes, net                                              5,088        3,945
     Property and equipment, net                                     47,435       47,747
     Capitalized software costs, net                                  9,529        9,110
     Other assets                                                     7,091        7,065
                                                                  ---------    ---------

     Total assets                                                 $ 384,852    $ 386,254
                                                                  =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings (Note 6)                               $   3,522    $     519
     Accounts payable                                                47,809       54,293
     Accrued compensation and benefits                                8,379        8,906
     Accrued expenses                                                25,532       20,538
     Current portion of capital lease obligations                     3,095        3,423
     Deferred revenue                                                20,153       19,527
                                                                  ---------    ---------
     Total current liabilities                                      108,490      107,206

     Long-term borrowings (Note 6)                                    4,558        9,242
     Capital lease obligations                                        4,019        4,960

Stockholders' equity:

Preference stock, $.01 par value; 15,000,000 shares authorized;
     none  issued                                                      --           --
Common stock, $.01 par value; 80,000,000 shares authorized;
     37,731,447 and 37,499,111 shares issued and outstanding at
     March 29, 1997 and December 31, 1996, respectively                 377          375
Additional paid-in capital                                          201,738      199,756
Retained earnings                                                    66,834       64,429
Cumulative translation adjustment                                    (1,677)        (602)
Unrealized gain on marketable securities, net                           513          888
                                                                  ---------    ---------
      Total stockholders' equity                                    267,785      264,846
                                                                  ---------    ---------
      Total liabilities and stockholders' equity                  $ 384,852    $ 386,254
                                                                  =========    =========



The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION
                        Consolidated Statements of Income
                        ($000's except per share amounts)


                                              Three Months Ended
                                              ------------------
                                             March 29,   March 30,
                                               1997        1996
                                           (Restated)

Revenues                                    $121,935    $108,055

Cost of sales                                 63,198      55,084
                                            --------    --------
Gross margin                                  58,737      52,971

Operating expenses:

     Selling, general and administrative      36,265      29,628

     Research and development                 20,934      14,879
                                            --------    --------

     Total operating expenses                 57,199      44,507
                                            --------    --------

Income from operations                         1,538       8,464

Interest income, net                             891       1,077

Other income, net                                404         566
                                            --------    --------

Income before taxes                            2,833      10,107

Provision for income taxes                       822       3,164
                                            --------    --------

Net income                                  $  2,011    $  6,943
                                            ========    ========

Net income per common and common
  equivalent share:                         $   0.05    $   0.17
                                            ========    ========
Weighted average common and common
  equivalent shares outstanding:              39,178      39,693
                                            ========    ========


The accompanying notes are an integral part of the consolidated financial statements.
                                       4

                             PICTURETEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     ($000's)

                                                                                Three Months Ended
                                                                              March 29,      March 30,
                                                                                1997           1996
                                                                              --------       --------
                                                                             (Restated)
Cash flows from operating activities:
   Net income ..........................................................      $  2,011       $  6,943
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Depreciation and amortization ....................................         6,809          4,832
      Deferred taxes, net ..............................................          (833)           152
      Other non-cash items .............................................          --             (195)

   Changes in operating assets and liabilities:
      Accounts receivable ..............................................         8,008         (4,716)
      Inventories ......................................................       (15,457)          (169)
      Other assets .....................................................        (9,441)        (4,838)
      Accounts payable .................................................        (6,484)         4,845
      Accrued compensation and benefits and accrued expenses ...........         3,082          5,872
      Income taxes, net ................................................         1,385            242
      Deferred revenue .................................................           626         (3,309)
                                                                              --------       --------

Net cash provided by (used in) operating activities ....................       (10,294)         9,659

Cash flows from investing activities:
  Purchase of marketable securities ....................................       (10,253)       (11,321)
  Proceeds from marketable securities ..................................         3,425          9,770
  Additions to property and equipment ..................................        (5,076)       (10,464)
  Capitalized software costs ...........................................        (1,840)        (1,576)
  Purchase of other assets .............................................          (345)          --
                                                                              --------       --------

Net cash used in investing activities ..................................       (14,089)       (13,591)

Cash flows from financing activities:
   Change in short-term borrowings .....................................         3,003            684
   Payments on long-term borrowings ....................................        (4,684)        (2,535)
   Principal payments under capital lease obligations ..................        (1,269)          (721)
   Proceeds from exercise of stock options .............................           397          3,558
   Proceeds from stock purchase plan ...................................         1,587            883
                                                                              --------       --------

Net cash provided by (used in) financing activities ....................          (966)         1,869

Adjustment to conform fiscal year of Multilink .........................           394           --

Effect of exchange rate changes on cash ................................        (1,075)           204
                                                                              --------       --------

Net decrease in cash and cash equivalents ..............................       (26,030)        (1,859)
Cash and cash equivalents at beginning of period .......................        63,333         39,587
                                                                              --------       --------
Cash and cash equivalents at end of  period ............................      $ 37,303       $ 37,728
                                                                              ========       ========

Supplemental cash flow information:
   Interest paid .......................................................      $    290       $    158
   Income taxes paid ...................................................      $    890       $    584

The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   MANAGEMENT'S REPRESENTATION

     As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all the disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 28, 1997, as amended by Form 10-K/A to reflect the restatement of the financial results for the year ended December 31, 1996 (See
Note 2 to Notes to Consolidated Financial Statements).

     In the opinion of the management of PictureTel Corporation, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments, except as discussed in Notes 2, 4 and 5 to Notes to Consolidated Financial Statements) necessary to present fairly the Company's financial position at March 29, 1997 and the results of operations and changes in cash flows for the three months ended March 29, 1997.

     The results disclosed in the Consolidated Balance Sheets at March 29,1997 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     The financial statements and footnotes included in this Form 10-Q/A have been restated to reflect the restatement of financial results and pooling of interests described in Notes 2 and 4 to Notes to Consolidated Financial Statements.

2.   RESTATEMENT OF FINANCIAL STATEMENTS

     On September 19, 1997, after the Company's reexamination (with assistance from its outside auditors) of leasing and other indirect channel transactions, the Company announced that it would reverse revenue related to certain of these transactions and, as a result, the Company intended to restate its financial statements for the third and fourth quarters of 1996 and the first quarter of 1997. On November 13, 1997, after completion of its reexamination, the Company announced that it would also restate the second quarter of 1997. The restatements were required to reverse product sales recorded which contained rights of return, contingent liabilities, payment contingencies, payment uncertainties or product sales for which delivery did not occur at the end of the period. The restatements were also required to record such product sales in the period in which the rights of return lapsed, contingencies or uncertainties were resolved, or delivery was completed. Certain transactions which were reversed have not been re-recorded as revenues in later periods. The financial statements and related notes to consolidated financial statements set forth in this Form 10-Q/A reflect all such restatements. A summary of the impact of such restatements for the three months ended March 29, 1997 is as follows:

                                                                          Three Months Ended
                                                                            March 29, 1997

                                                                         Previously      As
                                                                          Reported    Restated
                                                                                ($000's)
     Revenues                                                             $123,618    $121,935
     Gross margin                                                           59,267      58,737
     Income before taxes                                                     3,764       2,833
     Income tax expense                                                      1,270         822
     Net income                                                              2,494       2,011
     Net income per common and common equivalent share                    $   0.06    $   0.05

                                         March 29, 1997

                                    Previously        As
                                     Reported      Restated
                                            ($000's)

     Total assets                    $388,911      $384,852
     Total liabilities               $116,480      $117,067
     Total stockholders' equity      $272,431      $267,785

3.   INVENTORIES

     Inventories consist of the following (in thousands):

                                    March 29,     December 31,
                                      1997           1996
                                      ----           ----
                                   (Restated)     (Restated)

     Purchased Parts                $ 8,118        $ 6,409
     Work in Process                  2,859          2,018
     Finished Goods                  56,018         43,111
                                    -------        -------
                                    $66,995        $51,538
                                    =======        =======


4.   ACQUISITION OF MULTILINK, INC.

     On July 22, 1997, the Company acquired all of the common stock of MultiLink, Inc. (MultiLink) in a transaction accounted for as a pooling of interests. MultiLink develops, manufactures and markets software and hardware that enable users at two or more sites to participate in face-to-face meetings. The Company issued 3,578,026 shares of common stock in exchange for 6,389,332 shares of MultiLink common stock at a ratio of one share of MultiLink common stock to 0.56 shares of the Company's common stock. The accompanying consolidated financial statements for all periods prior to the acquisition have been restated to include the results of operations, financial position and cash flows of MultiLink. The revenues, net income, and earnings per share for the Company, prior to restatement for the pooling of interests, would have been $116,539,000, $2,697,000 and $0.07 for the three months ended March 29, 1997.
The following information presents certain income statement data of the separate companies for periods prior to the acquisition which for these purposes has been assumed to have occurred on June 29, 1997:

                                             Three Months Ended
                                                  March 29,
                                              1997       1996
                                                  ($000's)
     Revenues:
              PictureTel                   $116,539      $105,001
              MultiLink                       5,396         3,054
     Net income (loss):
              PictureTel                   $  2,697      $  7,469
              MultiLink                        (686)         (526)

     In conjunction with the acquisition, MultiLink's fiscal year end has been changed from September 30 to December 31 to conform to the Company's fiscal year end. As a result, the financial statements for the three months ended March 29, 1996 and 1997 include the results of operations and financial position of MultiLink for the three months ended December 31, 1995 and the three months ended March 31, 1997, respectively. Accordingly, MultiLink's results of operations and financial position for the quarter ended December 31, 1996 excluded from the financial statements are as follows (in 000's):

     Revenues                                             $6,613

     Total cost of sales and operating expenses           $5,918

     Net income                                           $  394

     The net income of $394,000 for the quarter ended December 31, 1996 has been credited directly to retained earnings.

     There were no intercompany transactions between MultiLink and the Company during the periods presented.

     Costs associated with the acquisition of $2,561,000 have been charged to operations in the three and nine month periods ended September 28, 1997, subsequent to the period covered by this filing. These costs principally relate to investment banking, accounting and legal advisory fees and severance expense.

5.   LITIGATION

     A.  Datapoint Litigation

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleges that certain of the Company's products infringe patent rights allegedly owned by Datapoint. Datapoint has been joined as plaintiff by John Frassanito and David Monroe, two individuals who claim to have rights to Datapoint's patents. The plaintiffs seek approximately $100 million to $190 million in damages for alleged past infringement and an injunction against alleged future infringement. The Company believes that it has meritorious defenses to the allegations of the complaint and is vigorously defending against the lawsuit. The case had been scheduled for trial on October 6, 1997; however, the trial was delayed by the Court until early 1998.

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

     The Complaints were filed following the Company's announcement on September 19, 1997 that it would restate its financial results for the first quarter of fiscal 1997 and the last two quarters of fiscal 1996. The Complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, during the period from October 17, 1996 through September 18 or 19, 1997, inclusive, through the alleged preparation and dissemination of materially false and misleading financial statements which artificially inflated the prices of PictureTel common stock. Each Complaint seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Company is currently investigating the allegations in the Complaints and will respond to the allegations in a timely fashion when responses become due. No discovery has occurred and the Company expresses no opinion as to the likely outcome.

6.   DEBT

     The Company has an unsecured revolving credit agreement with a borrowing limit of $40,000,000 and approximately $4,400,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. The Company's borrowings consist primarily of letters of credit pledged against future facility lease obligations. At March 29, 1997, there was $8,080,000 in borrowings and $18,243,000 in standby letters of credit outstanding under the revolving credit agreement and $299,000 outstanding under the foreign lines of credit. The agreement contains certain financial covenants, including the maintenance of certain ratios. As a result of net losses incurred in the second and third quarters of 1997 (subsequent to the period covered by this filing), the Company is not in compliance with the debt covenants associated with its borrowings as of December 10, 1997. The Company has obtained a waiver of the covenant violation. The covenant violation will result in the need for the Company to obtain a waiver for at least each of the next four fiscal quarters. There can be no assurance that the Company will obtain such a waiver.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statement of Income for each period:

                                                     Three Months Ended

                                                    March 29,       March 30,
                                                      1997            1996
                                                   ----------       ----------
                                                   (Restated)

Revenues                                              100%             100%
Cost of sales                                         51.8             51.0
Gross margin                                          48.2             49.0
Selling, general and administrative                   29.7             27.4
Research and development                              17.2             13.8
Total operating expenses                              46.9             41.2
Income from operations                                 1.3              7.8
Interest income, net                                   0.7              1.0
Other income, net                                      0.3              0.6
Income before taxes                                    2.3              9.4
Provision for income taxes                             0.7              3.0
Net income                                             1.6              6.4


FORWARD-LOOKING STATEMENTS

     This document includes projections and other forward-looking statements about the Company's revenues, earnings, and other measures of economic performance. Actual results could differ materially from projections, forecasts and other forward-looking statements due to many factors such as competitive pressures, changes in technology and the difficulty of forecasting in overseas markets and indirect channels. Additional information concerning risks that could cause actual results to differ are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as amended by Form 10-K/A for the year ended December 31, 1996 and its registration statement on Form S-4 in connection with the MultiLink acquisition, each as filed with the SEC. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


BUSINESS DEVELOPMENTS

     On September 19, 1997, after the Company's reexamination (with assistance from its outside auditors) of leasing and other indirect channel transactions, the Company announced that it would reverse revenue related to certain of these transactions and, as a result, the Company intended to restate its financial statements for the third and fourth quarters of 1996 and the first quarter of 1997. On November 13, 1997, after completion of its reexamination, the Company announced that it would also restate the second quarter of 1997. The restatements were required to reverse product sales recorded which contained rights of return, contingent liabilities, payment contingencies, payment uncertainties, or product sales for which delivery did not occur at the end of the period. The restatements were also required to record such product sales in the period in which the rights of return lapsed, contingencies or uncertainties were resolved, or delivery was completed, if at all. Certain transactions which were reversed have not been re-recorded as revenues in later periods.

     The Company acquired all of the common stock of Multilink, Inc. (Multilink) in a transaction accounted for as a pooling of interests on July 22, 1997. The Company issued 3,578.026 shares of common stock in exchange for 6,389.332 shares of Multilink common stock at a ratio of one share of Multilink common stock to
0.56 shares of the Company's common stock. The accompanying consolidated financial statements for all periods prior to the acquisition have been restated to include the results of operations, financial position and cash flows of MultiLink.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 29, 1997 COMPARED TO THREE MONTHS ENDED MARCH 30, 1996

     REVENUES. The Company's revenues increased $13,880,000, or 13%, in the three month period ended March 29, 1997 compared to the comparable period in 1996. The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was partially offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, especially in the group systems, as well as a shift in distribution channel mix with approximately 78% of product revenue now coming from the indirect channels compared with 74% for the comparable period in 1996. Videoconferencing system sales accounted for approximately 79% of the Company's revenues for both the three month period ended March 29, 1997 and the comparable period in 1996. Sales of group and desktop videoconferencing products accounted for 70% and 9%, respectively, of revenues for the three month period ended March 29, 1997, compared with 64% and 19%, respectively, for the comparable period in 1996. Personal desktop product revenue declined during the three month period ended March 29, 1997 from the comparable period in 1996 due to the unexpected slowdown in the desktop videoconferencing market, as well as a shift in sales from the higher margin products to the lower margin products. In addition, sales of bridge products accounted for approximately 12% and 11% of the Company's revenues for the three month period ended March 29, 1997 and the comparable period in 1996, respectively. The balance of the revenues for the three month period ended March 29, 1997 and the comparable period in 1996 were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems. The Company's revenues were lower than expected for the three month period ended March 29, 1997 due to lower than expected volume in desktop videoconferencing unit sales and a change in the mix of group system sales, with the lower margin compact systems selling rather than the larger group systems, which have a higher margin.

     The Company's revenues from sales to foreign markets were approximately $57,909,000 for the three month period ended March 29, 1997 compared to approximately $50,610,000 for the comparable period in 1996 representing 47% of total revenues for both years. The Company expects that international revenues will continue to account for a significant portion of total revenues.

     GROSS MARGIN. The Company's gross margin increased $5,766,000 or 11%, in the three month period ended March 29, 1997 compared to the comparable period in 1996. Gross margin as a percentage of revenues was 48% for the three month period ended March 29, 1997 compared to 49% for the comparable period in 1996. Gross margin as a percentage of revenues decreased as a result of a change in the mix of group systems sales, a reduction in the average selling price of videoconferencing systems and the increased percentage of volume through the indirect channels. The latter two trends are expected to continue and may impact future gross margins.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $6,637,000 or 22% from the comparable period in 1996 and increased as a percentage of revenues to 30% from 27%. The dollar increase in spending resulted primarily from the worldwide marketing focus associated with expanding indirect channels and from new product launches, as well as increased commission expense. In addition, the Company has provided additional sales, general and administrative personnel in order to support the Company's overall growth. The Company will monitor expenses in relation to revenue and will take action to reduce the ratio of expenses to revenue for the remainder of the year.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $6,055,000, or 41% for the three month period ended March 29, 1997 from the comparable period in 1996 and were 17% and 14%, respectively, for the three month period ended March 29, 1997 and the comparable period in 1996. Research and development expenditures, prior to the capitalization of software costs, were $22,774,000 for the three month period ended March 29, 1997 and $16,455,000 for the comparable period in 1996 or 19% and 15% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company will monitor expenses in relation to revenue and will take action to reduce the ratio of expenses to revenue for the remainder of the year. The Company capitalized software costs of $1,840,000 for the three month period ended March 29, 1997 and $1,576,000 for the comparable period in 1996 representing 9% and 11% of aggregate research and development expenditures, respectively.

     OPERATING INCOME. Operating income decreased 82% from $8,464,000 or 8% of revenue to $1,538,000 or 1% of revenue as a result of the foregoing factors.

     NET INTEREST INCOME. Net interest income decreased to $891,000 for the three month period ended March 29, 1997 from $1,077,000 for the comparable period in 1996. The decrease was primarily the result of lower average marketable securities portfolio balances and the shift to short-term maturities which have lower yields.

     OTHER INCOME, NET. Other income, net of $404,000 for the three month period ended March 29, 1997 consists primarily of net gains on foreign currency transactions and net gains on sales of securities. Other income, net of $566,000 for the comparable period in 1996 consists primarily of net gains on sales of securities.

     INCOME TAXES. The Company's effective tax rate for the three month period ended March 29, 1997 and the comparable period in 1996 was 29% and 31%, respectively. The rate for the three month period ended March 29, 1997 was equal to the federal statutory rate primarily due to the benefits of the research and development credits and the Company's foreign sales corporation offset by state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At March 29, 1997 the Company had $37,303,000 in cash and cash equivalents and $54,489,000 in short-term marketable securities. During the three month period ended March 29, 1997 the Company used $10,294,000 in cash from operating activities. The primary use of cash during the three month period ended March 29, 1997 was to fund the net growth in inventory. The increase in inventory resulted from an unexpected revenue shortfall for the three month period ended March 29, 1997.

     The Company has available for borrowing up to $40,000,000 under its revolving credit agreement and approximately $4,400,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At March 29, 1997 there was $8,080,000 in debt and $18,243,000 in standby letters of credit outstanding under the revolving credit agreement and $299,000 outstanding under the foreign lines of credit. At March 29, 1997, the Company had $7,114,000 outstanding under various leasing lines. (See Note 6 of "Notes to Consolidated Financial Statements")

     The Company believes that funds from operations, equipment lease financing, available borrowings under its various credit agreements and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's foreseeable operating and capital requirements.

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

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     (a)  Datapoint Litigation

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleges that certain of the Company's products infringe patent rights allegedly owned by Datapoint. Datapoint has been joined as plaintiff by John Frassanito and David Monroe, two individuals who claim to have rights to Datapoint's patents. The plaintiffs seek approximately $100 million to $190 million in damages for alleged past infringement and an injunction against alleged future infringement. The Company believes that it has meritorious defenses to the allegations of the complaint and is vigorously defending against the lawsuit. The case had been scheduled for trial on October 6, 1997; however, the trial was delayed by the Court until early 1998.

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

     The Complaints were filed following the Company's announcement on September 19, 1997 that it would restate its financial results for the first quarter of fiscal 1997 and the last two quarters of fiscal 1996. The Complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, during the period from October 17, 1996 through September 18 or 19, 1997, inclusive, through the alleged preparation and dissemination of materially false and misleading financial statements which artificially inflated the prices of PictureTel common stock. Each Complaint seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Company is currently investigating the allegations in the Complaints and will respond to the allegations in a timely fashion when responses become due. No discovery has occurred and the Company expresses no opinion as to the likely outcome.

                                    SIGNATURE


     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.






                     PICTURETEL CORPORATION





         /s/ Richard B. Goldman
         ------------------------------------------------------
             Richard B. Goldman
             Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)
             January 12, 1998.