Form 10-Q/A
period 1997-06-29
PICTURETEL CORP
filed 1998-01-13
CIK 755095

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

For the quarterly period ended    JUNE 29, 1997
                                  -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________  to__________



For the Quarter ended   JUNE 29, 1997             Commission File Number 1-9434
                        -------------




                             PICTURETEL CORPORATION
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                         04-2835972
          --------                                         ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

100 Minuteman Road, Andover, MA.                           01810
--------------------------------                           -----
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number:                             978-292-5000
------------------------------                             ------------


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

                             PICTURETEL CORPORATION

                                    FORM 10-Q

                                      INDEX



NOTE: This Form 10-Q/A for the quarter ended June 29, 1997 is being filed, together with Form 10-K/A for the year ended December 31, 1996 and Form 10-Q/A for the first quarter ended March 29, 1997 to reflect the restatements of the Company's financial statements for the third and fourth quarters of 1996 and the first and second quarters of 1997. The items set forth below are amended: PART I Items 1 and 2, PART II Item 1. Other Items are not amended and are not included in this filing.

PART I.   CONSOLIDATED FINANCIAL INFORMATION


   Item 1. Consolidated Financial Statements:

           Consolidated Balance Sheets

                  June 29, 1997 and December 31, 1996.....................................................................3

           Consolidated Statements of Operations

                  Three and six months ended June 29, 1997 and June 29, 1996..............................................4

           Consolidated Statements of Cash Flows

                  Six months ended June 29, 1997 and June 29, 1996........................................................5

           Notes to Consolidated Financial Statements....................................................................6-9


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........................10-13


PART II.  OTHER INFORMATION


   Item 1. Legal Proceedings.............................................................................................16

   Item 4. Submission of Matters to a Vote of Security Holders...........................................................16-17

   Item 5. Other Information.............................................................................................18

   Item 6. Exhibits and Reports on Form 8-K..............................................................................18

   Signatures............................................................................................................19

                             PICTURETEL CORPORATION
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                         June 29,         December 31,
                                                                           1997               1996
                                                                        (Restated)         (Restated)
                                  ASSETS
Current assets:
     Cash and cash equivalents                                          $  42,980          $  63.333
     Marketable securities                                                 30,802             38,918
     Accounts receivable, less allowance for doubtful accounts
        of $3,712 in 1997 and $3,178 in 1996                              121,826            143,237
     Inventories, net (Note 3)                                             71,514             51,538
     Deferred taxes, net                                                    6,008              6,462
     Other current assets                                                  12,720              5,781
                                                                        ---------          ---------

     Total current assets                                                 285,850            309,269

     Marketable securities                                                   --                9,118
     Deferred taxes, net                                                    5,088              3,945
     Property and equipment, net                                           49,661             47,747
     Capitalized software costs, net                                       10,197              9,110
     Other assets                                                          12,239              7,065
                                                                        ---------          ---------
     Total assets                                                       $ 363,035          $ 386,254
                                                                        =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings (Note 6)                                     $   1,946          $     519
     Accounts payable                                                      37,403             54,293
     Accrued compensation and benefits                                     10,621              8,906
     Accrued expenses                                                      20,771             20,538
     Current portion of capital lease obligations                           3,550              3,423
     Deferred revenue                                                      19,524             19,527
                                                                        ---------          ---------
     Total current liabilities                                             93,815            107,206

     Long-term borrowings (Note 6)                                          1,454              9,242
     Capital lease obligations                                              3,052              4,960

Stockholders' equity:

Preference stock, $.01 par value; 15,000,000 shares authorized;
     none  issued                                                            --                 --
Common stock, $.01 par value; 80,000,000 shares authorized;
    37,753,695 and 37,499,111 shares issued and outstanding in
    1997 and 1996, respectively                                               378                375
Additional paid-in capital                                                202,058            199,756
Retained earnings                                                          61,935             64,429
Cumulative translation adjustment                                            (170)              (602)
Unrealized gain on marketable securities, net                                 513                888
                                                                        ---------          ---------
     Total stockholders' equity                                           264,714            264,846
                                                                        ---------          ---------
Total liabilities and stockholders' equity                              $ 363,035          $ 386,254
                                                                        =========          =========


The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                      Three Months Ended                 Six Months Ended
                                                      ------------------                 ----------------
                                                  June 29,           June 29,        June 29,           June 29,
                                                    1997              1996             1997               1996
                                                 (Restated)                         (Restated)

Revenues                                         $ 117,966          $122,690         $ 239,901          $230,745

Cost of sales                                       66,271            61,664           129,469           116,748
                                                 ---------          --------         ---------          --------

Gross margin                                        51,695            61,026           110,432           113,997

Operating expenses:

     Selling, general and administrative            38,650            33,422            74,915            63,050

     Research and development                       20,424            15,124            41,358            30,003
                                                 ---------          --------         ---------          --------

     Total operating expenses                       59,074            48,546           116,273            93,053
                                                 ---------          --------         ---------          --------

Income (loss) from operations                       (7,379)           12,480            (5,841)           20,944

Interest income, net                                   686             1,102             1,577             2,179

Other income (expense), net                           (210)            1,099               194             1,665
                                                 ---------          --------         ---------          --------

Income (loss) before taxes                          (6,903)           14,681            (4,070)           24,788

Income tax expense (benefit)                        (2,003)            5,017            (1,181)            8,181
                                                 ---------          --------         ---------          --------

Net income (loss)                                $  (4,900)         $  9,664         $  (2,889)         $ 16,607
                                                 =========          ========         =========          ========

Net income (loss) per common and common
  equivalent share:                              $   (0.13)         $   0.24         $   (0.08)         $   0.42
                                                 =========          ========         =========          ========

Weighted average common and common
  equivalent shares outstanding:                    37,636            39,631            37,589            39,665
                                                 =========          ========         =========          ========


The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                      Six Months Ended
                                                                                 June 29,          June 29,
                                                                                   1997              1996
                                                                                ----------         --------
                                                                                (Restated)

Cash flows from operating activities:
   Net income ..........................................................         ($ 2,889)         $ 16,607
   Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
      Depreciation and amortization ....................................           15,526             9,930
      Deferred taxes, net ..............................................             (689)             --
      Other non-cash items .............................................             --                (346)

   Changes in operating assets and liabilities:
      Accounts receivable ..............................................           21,411           (14,485)
      Inventories ......................................................          (19,976)            7,033
      Other assets .....................................................          (11,355)             (907)
      Accounts payable .................................................          (16.890)            1,171
      Accrued compensation and benefits and accrued expenses ...........            3,114             2,312
      Accrued income taxes .............................................           (1,166)            4,778
      Deferred revenue .................................................               (3)           (1,067)
                                                                                 --------          --------

Net cash provided by (used in) operating activities ....................          (12,917)           25,026

Cash flows from investing activities:
   Purchase of marketable securities ...................................          (14,784)          (11,167)
   Proceeds from marketable securities .................................           32,871            14,314
   Additions to property and equipment .................................          (12,893)          (19,260)
   Capitalized software costs ..........................................           (3,743)           (3,195)
   Purchase of other assets ............................................             (758)           (3,000)
                                                                                 --------          --------

Net cash provided by (used in) investing activities ....................           (2,425)          (22,308)

Cash flows from financing activities:
   Change in short-term borrowings .....................................            1,427              (830)
   Payments on long-term borrowings ....................................           (7,788)           (2,211)
   Principal payments under capital lease obligations ..................           (1,781)           (1,414)
   Proceeds from exercise of stock options .............................            1,206             6,681
   Proceeds from stock purchase plan ...................................            1,099               883
                                                                                 --------          --------

Net cash provided by (used in) financing activities ....................           (5,837)            3,109

Adjustment to conform fiscal year of Multilink .........................              394              --

Effect of exchange rate changes on cash ................................              432               460
                                                                                 --------          --------

Net increase (decrease) in cash and cash equivalents ...................          (20,353)            6,287
Cash and cash equivalents at beginning of period .......................           63,333            39,587
                                                                                 --------          --------
Cash and cash equivalents at end of  period ............................         $ 42,980          $ 45,874
                                                                                 ========          ========

Supplemental cash flow information:
   Interest paid .......................................................         $    589          $    296
   Income taxes paid ...................................................         $  1,758          $    954

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

     In the opinion of the management of PictureTel Corporation, the accompanying unaudited consolidated financial statements contain all adjustments(consisting of normal, recurring adjustments, except as discussed in Notes 2, 4 and 5 to Notes to Consolidated Financial Statements) necessary to present fairly the Company's financial position at June 29, 1997 and the results of operations and changes in cash flows for the three and six months ended June 29, 1997.

     The results disclosed in the Consolidated Balance Sheets at June 29,1997 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and six months ended June 29, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   RESTATEMENT OF FINANCIAL STATEMENTS

     On September 19, 1997, after the Company's reexamination (with assistance from its outside auditors) of leasing and other indirect channel transactions, the Company announced that it would reverse revenue related to certain of these transactions and, as a result, the Company intended to restate its financial statements for the third and fourth quarters of 1996 and the first quarter of 1997. On November 13, 1997, after completion of its reexamination, the Company announced that it would also restate the second quarter of 1997. The restatements were required to reverse product sales recorded which contained rights of return, contingent liabilities, payment contingencies, payment uncertainties or product sales for which delivery did not occur at the end of the period. The restatements were also required to record such product sales in the period in which the rights of return lapsed, contingencies or uncertainties were resolved, or delivery was completed. Certain transactions which were reversed have not been re-recorded as revenues in later periods. The financial statements and related notes to consolidated financial statements set forth in this Form 10-Q/A reflect all such restatements. A summary of the impact of such restatements for the three and six months ended June 29, 1997 is as follows:

                                                                           Three Months Ended
                                                                              June 29, 1997
                                                                   Previously               As
                                                                    Reported             Restated
                                                                              ($000's)
     Revenues                                                       $119,304             $117,966
     Gross margin                                                     52,580               51,695
     Income (loss) before taxes                                       (5,617)              (6,903)
     Income tax expense.(benefit)                                     (1,946)              (2,003)
     Net income (loss)                                                (3,671)              (4,900)
     Net income per common and common equivalent share              $  (0.10)            $  (0.13)


                                                                          Six Months Ended
                                                                             June 29, 1997
                                                                   Previously                As
                                                                    Reported              Restated
                                                                               ($000's)
     Revenues                                                       $242,922              $239,901
     Gross margin                                                    111,847               110,432
     Income (loss) before taxes                                      (1,854)                (4,070)
     Income tax expense (benefit)                                      (676)                (1,181)
     Net income (loss)                                               (1,178)                (2,889)
     Net income per common and common
              equivalent share                                      $ (0.03)              $  (0.08)

                                                                          Six Months Ended
                                                                             June 29, 1997
                                                                   Previously                As
                                                                    Reported              Restated
                                                                               ($000's)
     Total assets                                                   $367,584              $363,035
     Total liabilities                                              $ 96,996              $ 98,321
     Total stockholders' equity                                     $270,588              $264,714


3.   INVENTORIES

     Inventories consist of the following (in thousands):

                                        June 29,           December 31,
                                          1997                1996
                                          ----                ----
                                       (Restated)          (Restated)

     Purchased Parts                     $ 7,204            $ 6,409
     Work in Process                       3,564              2,018
     Finished Goods                       60,746             43,111
                                         -------            -------
                                         $71,514            $51,538
                                         =======            =======


4.   ACQUISITION OF MULTILINK, INC.

     On July 22, 1997, the Company acquired all of the common stock of MultiLink, Inc. (MultiLink) in a transaction accounted for as a pooling of interests. MultiLink develops, manufactures and markets software and hardware that enable users at two or more sites to participate in face-to-face meetings. The Company issued 3,578,026 shares of common stock in exchange for 6,389,332 shares of MultiLink common stock at a ratio of one share of MultiLink common stock to 0.56 shares of the Company's common stock. The accompanying consolidated financial statements for all periods prior to the acquisition have been restated to include the results of operations, financial position and cash flows of MultiLink. The revenues, net loss, and loss per share for the Company, prior to restatement for the pooling of interests, would have been $110,900,000, ($4,210,000) and ($0.12) for the three months ended June 29, 1997 and $227,439,000, ($1,513,000) and ($0.04) for the six months ended June 29, 1997, respectively. The following information presents certain income statement data of the separate companies for periods prior to the acquisition which for these purposes has been assumed to have occurred on June 29, 1997:

                                                  Six Months Ended
                                                       June 29,
                                                1997            1996
                                                      ($000's)
     Revenues:
              PictureTel                      $227,439       $221,083
              MultiLink                         12,462          9,662
     Net income (loss):
              PictureTel                      $(1,513)       $ 15,957
              MultiLink                        (1,376)            650

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

     Revenues................................................. $6,613

     Total cost of sales and operating expenses............... $5,918

     Net income............................................... $  394

     The net income of $394,000 for the quarter ended December 31, 1996 has been credited directly to retained earnings.

     Intercompany sales from MultiLink to the Company were insignificant and have been eliminated in consolidation.

     Costs associated with the acquisition of $2,561,000 have been charged to operations in the three and nine month periods ended September 28, 1997, subsequent to the periods presented in this filing. These costs principally relate to investment banking, accounting and legal advisory fees and severance expense.

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

6.   DEBT

     The Company has an unsecured revolving credit agreement with a borrowing limit of $40,000,000. The Company's borrowings consist primarily of letters of credit pledged against future facility lease obligations. At June 29, 1997, there was $3,400,000 in borrowings and $30,713,000 in standby letters of credit outstanding under the revolving credit agreement. The agreement contains certain financial covenants, including the maintenance of certain ratios. As a result of the net loss incurred for the three months ended June 28, 1997 and for the third quarter of 1997, (subsequent to the period covered by this filing) the Company was not in compliance with the debt covenants associated with its borrowings at September 28, 1997. The Company has obtained a waiver of the covenant violation. The covenant violation will result in the need for the Company to obtain a waiver for at least each of the next four fiscal quarters. There can be no assurance that the Company will obtain such a waiver.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statement of Operations for each period:

                                                 Three Months Ended                     Six Months Ended
                                                 ------------------                     ----------------

                                               June 29,         June 29,             June 29,       June 29,
                                                 1997             1996                 1997           1996
                                               --------         --------             --------       --------
                                              (Restated)                            (Restated)

Revenues                                         100%             100%                  100%           100%
Cost of sales                                    56.2             50.3                  54.0           50.6
Gross margin                                     43.8             49.7                  46.0           49.4
Selling, general and administrative              32.8             27.2                  31.2           27.3
Research and development                         17.3             12.3                  17.2           13.0
Total operating expenses                         50.1             39.5                  48.4           40.3
Income (loss) from operations                    (6.3)            10.2                  (2.4)           9.1
Interest income, net                              0.6              0.9                   0.7            0.9
Other income (expense), net                      (0.2)             0.9                   0.0            0.7
Income (loss) before taxes                       (5.9)            12.0                  (1.7)          10.7
Income tax expense (benefit)                     (1.7)             4.1                  (0.5)           3.5
Net income (loss)                                (4.2)             7.9                  (1.2)           7.2

FORWARD-LOOKING STATEMENTS

     This document includes projections and other forward-looking statements about the Company's revenues, earnings, and other measures of economic performance. Actual results could differ materially from projections, forecasts and other forward-looking statements due to many factors such as competitive pressures, changes in technology and the difficulty of forecasting in overseas markets and indirect channels. Additional information concerning risks that could cause actual results to differ are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as amended by Form 10-K/A and its registration statement on Form S-4 in connection with the MultiLink acquisition, each as filed with the SEC. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS DEVELOPMENTS

     On September 19, 1997, after the Company's reexamination (with assistance from its outside auditors) of leasing and other indirect channel transactions, the Company announced that it would reverse revenue related to certain of these transactions and, as a result, the Company intended to restate its financial statements for the third and fourth quarters of 1996 and the first quarter of 1997. On November 13, 1997, after completion of its reexamination, the Company announced that it would also restate the second quarter of 1997. The restatements were required to reverse product sales recorded which contained rights of return, contingent liabilities, payment contingencies, payment uncertainties, or product sales for which delivery did not occur at the end of the period. The restatements were required to record such product sales in the period in which the rights of return lapsed, contingencies or uncertainties were resolved, or delivery was completed if at all. Certain transactions which were reversed have not been re-recorded as revenues in later periods.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 1997 COMPARED TO THREE MONTHS ENDED JUNE 29, 1996

     REVENUES. The Company's revenues decreased $4,724,000, or 4%, in the three month period ended June 29, 1997 compared to the comparable period in 1996. The decrease in revenue was primarily a result of a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, especially in the group systems, which offset an increase in overall unit shipments of videoconferencing systems, as well as lower than forecasted demand for the Company's products. In addition, a shift in distribution channel mix also contributed to the decrease with approximately 75% of product revenue now coming from the indirect channels compared with 70% for the comparable period in 1996. Videoconferencing system sales accounted for approximately 77% of the Company's revenues for the three month period ended June 29, 1997 compared to 79% for the comparable period in 1996. Sales of group and desktop videoconferencing products accounted for 68% and 9%, respectively, of revenues for the three month period ended June 29, 1997, compared with 63% and 16%, respectively, for the comparable period in 1996. Desktop product revenue declined during the three month period ended June 29, 1997 from the comparable period in 1996 due to the slowdown in the desktop videoconferencing market, as well as a shift in sales towards lower priced models. Sales of bridge products accounted for approximately 13% of the Company's revenues for both the three month period ended June 29, 1997 and the comparable period in 1996. The balance of the revenues for the three month period ended June 29, 1997 and the comparable period in 1996 were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems.

     The Company's revenues from sales to foreign markets were approximately $51,669,000 for the three month period ended June 29, 1997 compared to approximately $51,724,000 for the comparable period in 1996 representing 45% and 44%, respectively, of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

     GROSS MARGIN. The Company's gross margin decreased $9,331,000 or 15%, in the three month period ended June 29, 1997 compared to the comparable period in 1996. Gross margin as a percentage of revenues was 44% for the three month period ended June 29, 1997 compared to 50% for the comparable period in 1996. Gross margin as a percentage of revenues decreased as a result of a change in the mix of group systems sales, a reduction in the average selling price of videoconferencing systems, the increased percentage of volume through the indirect channels, and incremental expenses related to the European Distribution Center which was established in the fourth quarter of 1996. These trends are expected to continue and may impact future gross margins.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $5,228,000 or 16% from the comparable period in 1996 and increased as a percentage of revenues to 33% from 27%. The increase in expenses is as a result of the costs associated with the new facility into which the Company moved in July, 1996 as well as the increase in headcount compared to the comparable period in 1996.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $5,300,000, or 35% for the three month period ended June 29, 1997 from the comparable period in 1996 and were 17% and 12%, respectively, of revenues for the three month period ended June 29, 1997 and the comparable period in 1996. Research and development expenditures, prior to the capitalization of software costs, were $22,327,000 for the three month period ended June 29, 1997 and $16,743,000 for the comparable period in 1996 or 19% and 14% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $1,903,000 for the three month period ended June 29, 1997 and $1,619,000 for the comparable period in 1996 representing 9% and 11% of aggregate research and development expenditures, respectively.

     OPERATING INCOME (LOSS). Operating income declined from $12,480,000 for the three month period ended June 29, 1996 to an operating loss of $7,379,000 for the comparable period in 1997 as a result of the foregoing factors. The Company intends to reduce its overall expense run rate for the remainder of the year as compared to the first two quarters of the year.

     NET INTEREST INCOME. Net interest income decreased to $686,000 for the three month period ended June 29, 1997 from $1,102,000 for the comparable period in 1996. The decrease was primarily the result of lower average marketable securities portfolio balances and the shift to short-term maturities which have lower yields.

     OTHER INCOME (EXPENSE), NET. Other expense, net of $210,000 for the three month period ended June 29, 1997 consists primarily of net losses on foreign currency transactions. Other income, net of $1,099,000 for the comparable period in 1996 consists primarily of net gains on sales of securities.

     INCOME TAXES. The Company's effective tax rate for the three month period ended June 29, 1997 and the comparable period in 1996 was 29% and 34%, respectively. The rate for the three month period ended June 29, 1997 was equal to the federal statutory rate primarily due to the benefits of the research and development credits and the Company's foreign sales corporation which offset the state and foreign taxes.


SIX MONTHS ENDED JUNE 29, 1997 COMPARED TO SIX MONTHS ENDED JUNE 29, 1996

     REVENUES. The Company's revenues increased $9,156,000, or 4%, in the six month period ended June 29, 1997 compared to the comparable period in 1996. The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, especially in the group systems, lower than forecasted demand for the Company's products, and a shift in distribution channel mix with approximately 76% of product revenue now coming from the indirect channels compared with 72% for the comparable period in 1996. Videoconferencing system sales accounted for approximately 83% of the Company's revenues for the six month period ended June 29, 1997 compared to 80% for the comparable period in 1996. Sales of group and desktop videoconferencing products accounted for 69% and 10%, respectively, of revenues for the six month period ended June 29, 1997, compared with 63% and 17%, respectively, for the comparable period in 1996. Desktop product revenue declined during the six month period ended June 29, 1997 from the comparable period in 1996 due to the slowdown in the desktop videoconferencing market, as well as a shift in sales towards lower priced models. In addition, sales of bridge products accounted for approximately 12% of the Company's revenues for both the six month period ended June 29, 1997 and the comparable period in 1996. The balance of the revenues for the six month period ended June 29, 1997 and the comparable period in 1996 were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems.

     The Company's revenues from sales to foreign markets were approximately $109,578,000 for the six month period ended June 29, 1997 compared to approximately $102,334,000 for the comparable period in 1996 representing 46% and 44%, respectively, of total revenues. The Company expects that international revenues will continue to account for a significant portion of total revenues.

     GROSS MARGIN. The Company's gross margin declined $3,565,000 or 3%, in the six month period ended June 29, 1997 compared to the comparable period in 1996. Gross margin as a percentage of revenues was 46% for the six month period ended June 29, 1997 compared to 49% for the comparable period in 1996. Gross margin as a percentage of revenues decreased as a result of a change in the mix of group systems sales, a reduction in the average selling price of videoconferencing systems, the increased percentage of volume through the indirect channels and the incremental expenses related to the European Distribution Center which was established in the fourth quarter of 1996. These trends are expected to continue and may impact future gross margins.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $11,865,000 or 19% from the comparable period in 1996 and increased as a percentage of revenues to 31% from 27%. The increase in expenses is as a result of the costs associated with the new facility into which the Company moved in July, 1996 as well as the increase in headcount compared to the comparable period in 1996.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $11,355,000, or 38% for the six month period ended June 29, 1997 from the comparable period in 1996 and were 17% and 13%, respectively, of revenues for the six month period ended June 29, 1997 and the comparable period in 1996. Research and development expenditures, prior to the capitalization of software costs, were $45,101,000 for the six month period ended June 29, 1997 and $33,198,000 for the comparable period in 1996 or 19% and 14% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $3,743,000 for the six month period ended June 29, 1997 and $3,195,000 for the comparable period in 1996 representing 9% and 11% of aggregate research and development expenditures, respectively.

     OPERATING INCOME (LOSS). Operating income declined from $20,944,000 for the six month period ended June 29, 1996 to an operating loss of $5,841,000 for the comparable period in 1997 as a result of the foregoing factors. The Company intends to reduce its overall expense run rate for the remainder of the year as compared to the first two quarters of the year.

     NET INTEREST INCOME. Net interest income decreased to $1,577,000 for the six month period ended June 29, 1997 from $2,179,000 for the comparable period in 1996. The decrease was primarily the result of lower average marketable securities portfolio balances and the shift to short-term maturities which have lower yields.

     OTHER INCOME, NET. Other income, net of $194,000 for the six month period ended June 29, 1997 consists primarily of net gains on foreign currency transactions and net gains on sales of securities. Other income, net of $1,665,000 for the comparable period in 1996 consists primarily of net gains on sales of securities and net gains on foreign currency transactions.

     INCOME TAXES. The Company's effective tax rate for the six month period ended June 29, 1997 and the comparable period in 1996 was 29% and 33%, respectively. The rate for the six month period ended June 29, 1997 was equal to the federal statutory rate primarily due to the benefits of the research and development credits and the Company's foreign sales corporation which offset the state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At June 29, 1997, the Company had $42,980,000 in cash and cash equivalents and $30,802,000 in short-term marketable securities. During the six month period ended June 29, 1997 the Company used $14,808,000 in cash from operating activities. The primary use of cash during the six month period ended June 29, 1997 was to fund the net growth in inventory and additions to property and equipment and a decrease in accounts payable, which was offset by a reduction in accounts receivable. The increase in inventory resulted from shipments below forecasted levels for the six month period ended June 29, 1997.

     The Company has available for borrowing up to $40,000,000 under its revolving credit agreement, $2,000,000 available under a local line of credit and approximately $4,400,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At June 29, 1997 there was $3,400,000 in borrowings and $30,713,000 in standby letters of credit outstanding under the revolving credit agreement. At June 29, 1997, the Company had $6,602,000 outstanding under various leasing lines.

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

NEWLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dulution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 in the fourth quarter of 1997. Had the Company computed EPS consistent with the provisions of SFAS 128, basic EPS would have been $(0.09) and $0.26 for the three month period ended June 29, 1997 and June 29, 1996, respectively, and $0.00 and $0.48 for the six month period ended June 29, 1997 and June 29, 1996, respectively. Diluted EPS would have been $(0.09) and $0.24 for the three month period ended June 29, 1997 and June 29, 1996, respectively, and $0.00 and $0.44 for the six month period ended June 29, 1997 and June 29, 1996, respectively.

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






                             PICTURETEL CORPORATION





               /s/ Richard B. Goldman
               ----------------------------------------------
               Richard B. Goldman
               Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)
               January 12, 1998.