Form 10-Q/A
period 1997-06-29
PICTURETEL CORP
filed 1998-01-20
CIK 755095

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

                             PICTURETEL CORPORATION

                                    FORM 10-Q

                                      INDEX



NOTE: This Form 10-Q/A for the quarter ended June 29, 1997 is being filed to correct a mathematical error in the "Consolidated Statements of Cash Flows" for the six month period ended June 29, 1997, restated as stated in Form 10-Q/A for the quarter ended June 29, 1997, filed on January 13, 1998. The "Purchase of marketable securities" line under "Investing activities" changed from (14,784) to (16,011). The "Additions to property and equipment" line, also under "Investing activities", changed from (12,893) to (14,784). There are no other changes to the Form 10-Q/A for the quarter ended June 29, 1997 as filed on January 13, 1998.

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

                             PICTURETEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                      Six Months Ended
                                                                                 June 29,          June 29,
                                                                                   1997              1996
                                                                                ----------         --------
                                                                                (Restated)

Cash flows from operating activities:
   Net income ..........................................................         ($ 2,889)         $ 16,607
   Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
      Depreciation and amortization ....................................           15,526             9,930
      Deferred taxes, net ..............................................             (689)             --
      Other non-cash items .............................................             --                (346)

   Changes in operating assets and liabilities:
      Accounts receivable ..............................................           21,411           (14,485)
      Inventories ......................................................          (19,976)            7,033
      Other assets .....................................................          (11,355)             (907)
      Accounts payable .................................................          (16.890)            1,171
      Accrued compensation and benefits and accrued expenses ...........            3,114             2,312
      Accrued income taxes .............................................           (1,166)            4,778
      Deferred revenue .................................................               (3)           (1,067)
                                                                                 --------          --------

Net cash provided by (used in) operating activities ....................          (12,917)           25,026

Cash flows from investing activities:
   Purchase of marketable securities ...................................          (16,011)          (11,167)
   Proceeds from marketable securities .................................           32,871            14,314
   Additions to property and equipment .................................          (14,784)          (19,260)
   Capitalized software costs ..........................................           (3,743)           (3,195)
   Purchase of other assets ............................................             (758)           (3,000)
                                                                                 --------          --------

Net cash provided by (used in) investing activities ....................           (2,425)          (22,308)

Cash flows from financing activities:
   Change in short-term borrowings .....................................            1,427              (830)
   Payments on long-term borrowings ....................................           (7,788)           (2,211)
   Principal payments under capital lease obligations ..................           (1,781)           (1,414)
   Proceeds from exercise of stock options .............................            1,206             6,681
   Proceeds from stock purchase plan ...................................            1,099               883
                                                                                 --------          --------

Net cash provided by (used in) financing activities ....................           (5,837)            3,109

Adjustment to conform fiscal year of Multilink .........................              394              --

Effect of exchange rate changes on cash ................................              432               460
                                                                                 --------          --------

Net increase (decrease) in cash and cash equivalents ...................          (20,353)            6,287
Cash and cash equivalents at beginning of period .......................           63,333            39,587
                                                                                 --------          --------
Cash and cash equivalents at end of  period ............................         $ 42,980          $ 45,874
                                                                                 ========          ========

Supplemental cash flow information:
   Interest paid .......................................................         $    589          $    296
   Income taxes paid ...................................................         $  1,758          $    954

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






                             PICTURETEL CORPORATION





               /s/ Richard B. Goldman
               ----------------------------------------------
               Richard B. Goldman
               Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)
               January 20, 1998.