Form 10-K405
period 1997-12-31
PICTURETEL CORP
filed 1998-03-31
CIK 755095

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-9434

                             PICTURETEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-2835972
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 13, 1998 was $266,820,043. On such date, the average of the high and low price of the Common Stock was $7.00 per share. The Registrant has 38,117,149 shares of Common Stock outstanding as of March 13, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive 1998 Proxy Statement in connection with the Annual Meeting of Stockholders to be held June 17, 1998 are incorporated by reference into Part III.

     A list of all Exhibits to this Annual Report on Form 10-K is located at pages 55 through 57.
================================================================================

ITEM 1:  BUSINESS

     PictureTel develops, manufactures, markets and services visual communications solutions. These solutions -- systems and collaboration software that employ advanced video and audio compression and interactive data technologies -- allow users to conduct face-to-face meetings at a distance with cost and convenience similar to the telephone. Visual collaboration sessions may be held between two locations, or, using a multipoint bridge, among multiple locations. PictureTel's compression technology permits the transmission of "full-motion" color video with integrated, full-duplex and high-fidelity audio at data rates as low as 56 kbps. By operating over such low speed switched digital lines, PictureTel's systems reduce the cost and increase the flexibility of videoconferencing. In addition to providing visual collaboration solutions for use over switched digital lines, PictureTel also offers those solutions for use over IP, or Internet Protocol networks. While high-speed (e.g. at 2 to 6
Mbps) collaboration sessions can operate over dedicated (nondialed) lines, the per-minute usage cost can be from 10 to 100 times higher than PictureTel solutions designed for use over switched digital or IP-based networks . The Company offers a range of visual collaboration solutions for group and personal use, as well as multipoint bridges -- for multilocation conferencing -- and a full suite of services. PictureTel sells its products through a number of telecommunication and personal computer distribution channels in the United States and internationally, as well as through a direct sales force. In 1997, approximately 43% of its revenues were generated from sales to customers outside the United States.

     PictureTel is a Delaware corporation organized in 1984, with executive offices at 100 Minuteman Road, Andover, Massachusetts 01810 (telephone:
978-292-5000).

INDUSTRY BACKGROUND

     The driving force behind the visual communications systems market is the customer's objective to achieve effective face-to-face collaboration at a distance, with the cost and convenience of the telephone. On a daily basis, workers routinely exchange information in one-on-one or group meetings. Almost as frequently, information is communicated among workers in geographically separate sites via telephone, fax or e-mail. Less frequently, individuals travel to a common site to meet and exchange information that cannot be transferred effectively by other collaboration technologies. These common site meetings maximize the exchange of information as visual, written, verbal and non-verbal collaboration occur realtime, face-to-face.

     Visual collaboration solutions can improve worker productivity and reduce costs by eliminating or reducing travel. In addition to cost savings, visual collaboration collapses the cycle time of key business process; for example, visual collaboration can hasten the decision-making process by reducing the time needed to exchange information between geographically dispersed work groups. Visual collaboration also allows companies to leverage scarce personnel resources located at a distance from coworkers who need their expertise.

     Initial generations of visual collaboration products were relatively expensive and typically required dedicated, high speed transmission facilities, trained operators and special rooms, with customized lighting and acoustics. The price and performance characteristics of these systems limited market demand to users having large visual communications requirements between geographically separate locations. Despite broad market interest, cost-benefit analyses led most potential users to conclude that an investment in the technology could not be justified. In recent years, however, numerous factors have led to greater use and consideration of visual collaboration systems. These factors include the rapid growth of world-wide switched digital telephone services, the development of high speed switched local area computer networks, the development of corporate intranets, the unprecedented growth of the worldwide Internet and decreasing costs of these network services. From a systems perspective, technological improvements in both audio and video quality, interactive data collaboration and the availability of lower cost, easy to use turnkey visual communications systems -- as well as the steady increase in personal computer processing power -- elevate the appeal of visual collaboration systems.

     Global connectivity -- the ability to call any location without special equipment or arrangements -- is a key reason why the common telephone is popular and widely used. The proliferation of switched digital networks, which transmit digital signals (as compared to traditional telephone networks, which transmit analog signals) in the United States and internationally has provided this key element of connectivity to the visual communications market. Before switched digital service was available, videoconferencing calls could only be completed over dedicated transmission lines established between two fixed locations. At the end of 1995, switched 56 kbps and ISDN (64 or 2 x 64 kbps) digital service was available in most cities in the United States and from the United States to many foreign countries. The majority of videoconferencing systems used on switched digital networks in the United States operate at 112 or 128 kbps (two multiplexed 56 or 64 kbps lines). Internationally, 64 kbps is the switched digital standard. The majority of videoconferencing systems used on foreign switched digital networks operate at 128 kbps (two multiplexed 64 kbps lines). PictureTel's videoconferencing systems are fully compatible with one another whether used within the United States or internationally. The Company's products support common standards -- like H.320 for switched digital networks, and H.323 for IP networks -- and are inter-operable with other standards-compliant systems from other vendors.

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

     Video and audio quality have improved dramatically over the years with the introduction of more sophisticated compression algorithms by PictureTel and others. These algorithms compress or 'encode' 90 Mbps of information contained in a television video signal down to as little as 20 kbps -- an approximate 4,000-to-1 compression ratio -- for transmission over various telephony and computer networks. Algorithms also decompress or 'decode' that signal for display at the receiving end and achieve acceptable picture quality, full duplex audio and data interactivity. In addition, proprietary advances in compression technologies have improved audio fidelity from less than telephone quality in the mid-1980's to today's systems which deliver sound which is difficult to distinguish from the voices of people sitting in the same room as the listener.

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

     Since the introduction of turnkey systems, videoconferencing equipment has become more convenient to purchase and use. Previously, telecommunications specialists acquired equipment from numerous vendors and integrated the various components into a custom system. Since 1988, videoconferencing vendors such as PictureTel have begun offering turnkey systems, which eliminate the need for procurement and systems integration specialists. In addition, these systems incorporate "user friendly" features that eliminate, in many cases, the need for trained specialists in order to use the equipment.

     New networks expand the possibilities and reach of visual collaboration. The H.324 standard, for example, supports videoconferencing over POTS networks. That reduces the cost of a video call to that of a traditional phone call. It also brings the possibility of very low cost ($500 or less) personal computer
(PC)-based videoconferencing solutions. The level of quality of POTS videoconferencing is below that required for normal business usage, but it is adequate for home use and for business people on the road (to place a video call from a hotel room, for example).

     Local area networks (LANs), used for data communication among computers in a business office, have experienced a steady increase in speed over the past few years. With faster routers, low-cost 100 Mbps interface cards, and other technologies, most LANs can easily accommodate the slight additional traffic of video calls. With the H.323 standard, interoperable products for videoconferencing over LANs are being introduced. The main advantage of LAN videoconferencing is that it removes the need to bring ISDN connections to every desktop -- it leverages the network cable that is already connected to each PC. With H.323-to-H.320 gateways, videoconferencing systems in a LAN can communicate with any ISDN system.

     The Internet has also been emerging as a network for videoconferencing, in two forms. First as a way to interconnect geographically-dispersed LANs within the same company (Intranets) -- in such cases usually high-speed portions of the Internet are used, to maintain an adequate bandwidth and quality of service. Second, as a direct connection among any computers or videoconferencing terminals connected to the Internet -- in such cases the quality is low, with frequent dropouts in video and audio. Still, Internet videoconferencing allows for the lowest possible connection cost: for the price of a local phone call, long-distance (even international) video calls can be placed. Products for Internet conferencing (audio, video, and data) have been introduced in recent years, including Microsoft's NetMeeting(TM), which incorporates PictureTel application sharing technology.

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

     A standard broadcast video signal, when digitized, is comprised of roughly 90 million bits of information per second. Transmission of this amount of data is costly and, in many applications, it is not necessary to send 100% of the bits in order to recreate an acceptable representation of the original video signal.. The purpose of a video compression algorithm is to reduce the amount of information required to describe a sequence of digitized images, including the movements of objects within each frame, without significant loss of accuracy. The effectiveness of an algorithm is measured by the amount of bandwidth needed to provide "acceptable" picture quality. Subjective measures consider how smoothly objects move and the types of visual distortions or artifacts introduced by the compression algorithm.

     Since its inception, the Company has developed increasingly sophisticated algorithms capable of compressing a video signal 800-1600 times to enable the transmission of video images over low bandwidth dial-up networks. In 1986, PictureTel introduced its first codec utilizing its proprietary algorithm, MCT(TM), which was the first commercially available product using motion compensated discrete cosine transform video compression technology. In 1988, PictureTel introduced HVQ(TM), hierarchical vector quantization, a more advanced compression technique which, among other improvements, replaced the discrete cosine transform in MCT with a multiresolution pyramid and a vector quantizer.

     PictureTel's third generation algorithm, SG3(TM), which the Company first shipped in 1991, further advanced low bandwidth video compression technology. SG3 replaced the vector quantizer in HVQ with a more efficient version. SG3 was also the first commercial product to incorporate background estimation, which dramatically improves picture quality in scenes where objects frequently include complex backgrounds. SG3's background estimator permits it to dedicate more bandwidth to coding moving objects by storing views of non-moving objects at the receiving end so they need not be retransmitted. The Company believes that SG3 made it possible to deliver acceptable business quality video and audio at approximately 80 kbps, representing a 90% reduction in the required bandwidth from 1985. SG3 uses the additional bandwidth beyond 80 kbps available on a 112 kbps or higher data rate network to provide still better video and audio quality.

     PictureTel's latest video compression algorithm, SG4(TM), introduced in 1995 in the Concorde(TM) 4500 platform, has several improvements over SG3. The most important are improved encoding of the motion vectors, resulting in smoother motion rendition, and the PicturePlus(TM) video enhancement system, which compensates for variations in the video quality caused by poor lighting conditions and camera noise.

Furthermore, SG4 transmits compressed data using the ITU standard H.221 protocol, which allows multipoint conferencing with SG4 video quality through standard H.320 MCUs.

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

     When conducting a videoconference at 112 kbps, typically no more than 28 kbps are available for audio transmission. In 1986, audio compression technology could only deliver 2.5 KHz of audio fidelity. With advancements incorporated into HVQ, audio fidelity improved to 3.5 KHz, comparable to regular telephone audio quality. Proprietary advancements in SG3 improved audio quality available with the same 28 kbps to 7.0 KHz. The perceptual difference between 3.5 KHz and 7 KHz audio is similar to the difference between sound on AM and FM radios. Today, nearly all of the Company's products use an improved version, the patented PT724(TM), which delivers wideband 7.0 KHz audio in just 24 kbps. PT724 compatible products automatically select PT724, freeing up as many as 39% more bits per second in a 112 kbps call for the compressed video stream, which improves video quality substantially.

     An effective face-to-face meeting requires full-duplex audio. Unfortunately, in a videoconference, a system's microphones pick up both sounds from people in the room and sounds from the far end reproduced by the system's loudspeaker. If nothing were done, these combined sounds would be transmitted back to the remote site, where participants would hear an echo of their voices. Acoustic echo cancellation technology attempts to remove from the microphone signal all vestiges of sounds originating from the loudspeaker, while passing through to the far end all other sounds in the room, thus eliminating the acoustic echo. Commercial echo cancelers in conventional speakerphones reduce echo feedback, but are not effective for videoconferencing because of the relatively long processing delay caused by compressing and decompressing the video. This delay can approach up to one second round trip over low speed channels (128 kbps and less). Commercially available echo cancelers at the time typically only operated at telephone bandwidths (3.5 KHz). Therefore, the Company developed IDEC(TM), its patented echo cancellation technology, which substantially eliminates all echo feedback and is standard in all of the Company's group and personal videoconferencing system products. IDEC has been steadily refined and improved since its introduction.

     Another audio technology, introduced by the Company in 1996, brings a new level of comfort to videoconferencing: the LimeLight(TM) microphone array, integrated with the Company's PowerCam(TM) camera and placed on top of the system's video monitor. Using just four microphones, LimeLight's sophisticated proprietary signal processing algorithms locate, in three dimensions, the person who is currently speaking. The localization information is used to automatically control the pan, tilt, and zoom of PowerCam to optimally frame a "head and shoulders" view of the person speaking. LimeLight also employs intelligent decision-making algorithms in order to frame multiple persons who engage in a conversation.

     In 1994 the Company introduced its LiveLAN(TM) product for LAN videoconferencing. Besides audio and video compression technologies, LiveLAN introduced additional components necessary to cope with the variable bandwidth of LANs and the variable computing power of the host PC. Such technologies include appropriate video and audio packetization protocols and techniques to minimize artifacts due to packet loss. Appropriate management protocols were also introduced, to allow network managers to control and limit video traffic within any segment of their networks. In 1997, the LiveLAN(TM) and LiveGateway(TM) products added support for the ITU-T H.323 LAN videoconferencing standards.

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

     Beginning in the late 1980s the ITU-T (International Telecommunication Union) defined the initial proposals for a new standard, T.120, which was subsequently approved in 1995. The Company actively participated in the ITU-T discussions developing the T.120 standard. This standard defines the exchange of data and graphical images among personal computers, videoconferencing systems and other graphical communication devices such as electronic white boards and overhead projectors. This standard is presently being included in the Company's group, personal and network products. The application sharing technology for computer application sharing, jointly owned by PictureTel and Microsoft Corporation, has also been added to the ITU-T T.120 suite.

     As technological evolution enables other networks besides ISDN to carry effective videoconferencing calls, new standards are emerging to define the protocols for them. The Company maintains a strong level of participation in the ITU-T, and has been driving many recent standardization efforts. In particular, an employee of the Company served as the editor of the H.324 standard for POTS multimedia conferencing, initially approved by the ITU-T in November of 1995, and is a major technical contributor of the H.323 standard for LAN videoconferencing, whose first version was determined by the ITU-T in mid 1997. Company employees also hold key leadership positions within the videoconferencing industry's most relevant standard bodies, such as the ITU-T, ANSI (American National Standards Institute), and the IMTC (International Multimedia Telecommunication Consortium).

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

     HALF-DUPLEX -- characteristic of a communication system in which signals can be transmitted in both directions, but not simultaneously. For example, in an audio call, it means that only one person can speak at any given time (a typical mode of operation for inexpensive speakerphones).

     HZ -- cycles per second

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

     KHZ -- thousand cycles per second

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

     WAN -- Wide Area Network, generic term used to describe the connectivity environment across a large geographic area. LANs are connected by a WAN. Can be switched circuits or packet networks.

PRODUCTS

     The Company develops and manufactures the products listed below for the videoconferencing market. They range from high end group systems for many people, to personal systems for one-on-one videoconferencing. The Company also offers products that complement these systems, such as multipoint bridges and various software options and peripherals.

GROUP SYSTEMS

     The Company develops, manufactures, markets and supports three families of group videoconferencing systems: the Performance Family, the Value Family, and the Compact Family. All group videoconferencing products are comprised of five basic modules or components: an electronics module, a video module, an audio module, a user interface and a WAN interface. The electronics module or CODEC (compression/ decompression) includes all the necessary functionality required for video compression, audio compression and video switching. The video module is comprised of a pan, tilt, and zoom camera (or cameras), an NTSC or PAL color display and associated video electronics. The audio module consists of a microphone, speaker(s), and associated audio electronics which facilitate echo cancellation, noise suppression, and gain control. The user interface is comprised of a keypad and menus that assist in placing a call and managing the videoconference with features such as camera control keys, camera preset keys, video source selection keys, mute and Picture-in-Picture. The WAN interface includes standard interfaces such as V.35, RS-449 or X.21, permitting communication over switched or dedicated digital networks that operate from 56 Kbps up to T1 (1.544 Mbps) and E1 (2.048 Mbps) speeds as well as direct connect BRI or PRI interfaces for ISDN networks..

     All the Company's group systems are interoperable and collectively, the Performance, Value, and Compact products, span a price/performance range from $8,995 to $50,000+ providing a viable solution for both the price sensitive and performance oriented users.

     PERFORMANCE GROUP SYSTEMS. The Performance Family is PictureTel's premier line of products. The Performance Family supports both PictureTel's most recent proprietary compression algorithm, SG4, optimized for low bandwidth applications, and an enhanced version of the industry standard ITU-T H.320 algorithm. The Performance Family currently includes the Concorde 4500ZX and 4200ZX products. List prices range from $35,000 to $50,000+ fully configured. The Concorde 4500ZX, introduced in April 1995, is the Company's flagship product. The standard system includes an infrared based keypad, camera and Look-At-Me-Button(TM) (LAMB), a unique device to facilitate distributed control within a videoconference call. The Concorde 4500ZX also comes standard with a WorldCart(TM) supporting color NTSC or PAL displays up to 32" in size and an integrated speaker system, optimized for voice, developed exclusively for PictureTel by BOSE Corporation. Both the 4200ZX and the Concorde 4500ZX offer 30 FPS (frames per second) performance. This feature provides "30 frames per second quality" video at bandwidths starting as low as 256 Kbps (kilobits per second) and as high as 768 Kbps. In July 1996, PictureTel introduced a new feature, "Limelight," on the System 4000 Family. Limelight is an automatic audio sensing intelligent camera positioning system. PictureTel continues to enhance this product family with new user features.

     VALUE GROUP SYSTEMS. The Value Family is PictureTel's answer for price sensitive users. The Value Group Systems provide interoperability via the industry standard ITU-T H.320 algorithm and support a wide range of data rates. The Value line is represented by the Venue(TM) 2000 system, including the low-cost-of-entry Venue Model 30, and the higher functionality Venue Model 50. All models offer options for higher data rates (T1/E1 speeds) and higher frame rates. The Venue list prices range from $15,000 to over $30,000 for a fully loaded Venue model.

     COMPACT SYSTEMS. In October 1996, the Company introduced SwiftSite(TM), the industry's first Compact conferencing system, a self-contained, optimized-for-simplicity system with a list price ranging from $8,995 to $10,345. SwiftSite features ITU-T H.320 algorithms, as well as PictureTel enhancements. In addition, SwiftSite integrates a pan tilt zoom camera and a superdirective microphone into the self-contained unit, and the capability to download software over the ISDN link from PictureTel's Software Upgrade Server. SwiftSite heralds a new category of group conferencing systems -- Compact systems -- that offer simple, portable and affordable solutions to PictureTel customers.

SYSTEMS FOR DESKTOP OR PERSONAL MEETINGS AND COLLABORATION

     In 1993, the Company introduced the Live100(TM), a personal videoconferencing system designed for use with a personal computer (desktop product). The Live100 consists of a video board, audio board, camera, speakerphone and software. Utilizing the H.320 standard (described under "Technology-Standards"), the Live100 is interoperable with all the Company's conferencing and bridging products. It also provides information sharing capabilities which allow users to simultaneously share files and applications while conducting a videoconference. The system is designed to operate in an ISA-bus, 386 or above personal computer running Microsoft Windows 3.1(R). It lists for $4,995 and $5,995.

     In 1994, the Company shipped its LiveShare(TM) collaboration software with application sharing that allows users to share files and interact on an application during a videoconference. In September 1994, the Company entered into the Local Area Network market with its LiveLAN family of products which enable videoconferencing across a corporate LAN. List prices for these products start at $249.

     In 1995, the Company announced the Live50(TM) which complements the Live100. The product consists of a single audio/video board, a fixed focus camera, a speakerphone or headset and associated software. As with the Live100, the ITU-T H.320 compression standard is used, which provides interoperability with all of PictureTel's other conferencing and bridging products and any H.320 compatible system from other vendors. It also provides the same information sharing capability as the Live100 which allows users to simultaneously share files while conducting a videoconference. The system is designed to operate on an ISA-bus, 386 or above personal computer running Microsoft Windows 3.1(R). The product's list price ranges from $2,495 to $4,195. While the Live100 remains the high end member of the PictureTel Live product family, offering greater flexibility in terms of network support and expansion options, the Live50 product line offers a more affordable solution for ISDN networks.

     In May 1996, the Company shipped the Live200(TM). Unlike previous PictureTel Desktop Video products, the Live200 is a single board solution that utilizes the host computer's onboard or integrated graphics. The Live200 operates in a PCI bus, 486 or Pentium(R) personal computer running Microsoft Windows 95(R). The Live200 consists of an audio/video board, camera, headset, speakers, microphone, and software. The product's list prices range from $1,495 to $2,445.

     In September 1996, PictureTel began shipping its LAN family of products, which run on a company's local area network. The LiveGateway is a PC server add-on kit that provides LiveLAN clients access to H.320 compliant systems. LiveGateway includes a board and a server software application. It is an ISA bus board designed to run on a 486/66 or faster personal computer. The LiveGateway list price is $2,995. LiveLAN, based on technology used in the Live200, enables a user to videoconference using the H.323 standard across an IP network. LiveLAN is sold as a plug-in kit with the same components as the Live200. LiveManager, is a software application that allows network managers to tailor the use of video and audio within the local area network's configurations and capacities. These three products together offer an end-to-end solution for a company with both H.320 and H.323 systems.

     Through 1997, the Company launched follow-on releases which provided performance enhancements, such as full H.323 standards compliance, full CIF and full-screen video, wideband audio with echo cancellation, and support of the
T.120 standard for multipoint data conferencing.

SERVER BASED PRODUCTS

     A number of hardware and software based products could be described as the "glue" that joins its videoconferencing systems products into a company-wide solution, commonly known as an "enterprise solution". Multipoint bridges and reservation and management systems software are the major components and revenue sources. These products deliver functionality that is "shared" among distributed videoconferencing systems throughout a network. Multipoint bridges enable videoconferences with more than two sites. Reservation and management systems allow conference rooms, bridging resources and network facilities to be scheduled and managed in advance of upcoming meetings by anyone, right from their PC.

     The PictureTel 380(TM) and PictureTel 340(TM) were added to the PictureTel product line following the acquisition of MultiLink, Incorporated in the middle of 1997. The PictureTel 380 and PictureTel 340 are multipoint bridges with a unique architecture that allow for easy upgradability and cost effective expandablility. The PictureTel 340 addresses on-demand conferences for 4 or 8 sites and ranges in price from about $20,000 up to about $70,000. The PictureTel 380 addresses scheduled and operator assisted conferences for any number of conferences with any number of participants including audio only sites. The PictureTel 380 is priced from about $70,000 to about $250,000 depending on the number of simultaneously connected sites. The PictureTel 380 and PictureTel 340 connect directly to ISDN networks and can support an industry unique capability of enabling operators to manage conferences easily and effectively by actually appearing on screen.

     The Montage(TM) and Prism(TM) Conferencing Server product lines take advantage of "off-the-shelf" bridging hardware and have differentiating software features that make the products unique to the Company. Software features include the Company's proprietary compression algorithms SG4 and PT724. The base Montage Conferencing Server supports four sites in a multipoint conference for about $90,000 list price. The largest Montage systems support up to 48 sites in a single conference or any combination of conferences up to a total of 48 sites. Over 2,000 sites can be in a single conference using a capability called cascading, which joins multiple Montage servers together. A fully loaded Montage Model 570 lists for over $300,000. The Prism Conferencing Server product line, is targeted at smaller conferencing groups. Its list price ranges from $20,000 to $70,000.

     LiveScheduler(TM) is PictureTel's enterprise scheduling and network control solution and is among the industry's most advanced scheduling products. Utilizing a client/server architecture, LiveScheduler provides simple, effective, and yet powerful scheduling and management of conference rooms, people and equipment, as well as videoconferencing network resources. Availability of sites, rooms, equipment, and even people, are depicted graphically to users through a GUI application based on the Windows Operating System, while the LiveScheduler server analyses the availability of any required supporting resources, such as network equipment, multipoint bridge ports, and even network bandwidth. The server can communicate with many globally dispersed clients simultaneously, whether connected over a LAN or by dial-up modem, and process all requests for meetings and schedules. Used in conjunction with PictureTel's leadership Montage and Prism multipoint bridges, LiveScheduler can automatically set up and end a video conference by provisioning the required network and instructing the bridge to dial directly to the sites to be connected. List price ranges from $18,000 to $40,000.

SOFTWARE

     The Company's group and personal videoconferencing systems are software based and can be upgraded by the user using standard floppy diskettes, a removable memory cartridge, or remotely via server and modem. The Company also sells a developer's toolkit, DTK(TM), which contains a set of software components designed to give programmers an interface to major functions for set up and control of video, audio, windowing, data transfer, configuration and network communication.

OPTIONS AND PERIPHERALS

     All products are available with a number of software and hardware options. Options available on some or all products include NTSC or PAL video input standards, various network interfaces such as RS449, V.35, RS232 or X.21, high resolution graphics capability and data encryption for secure communications. Peripheral equipment used to supplement the systems may include document cameras for transmission of still images, additional video cameras to be placed in the conference rooms and video cassette recorders.

RESEARCH AND DEVELOPMENT

     The Company expects videoconferencing applications to become increasingly common in today's conference rooms, on desktop PCs, and as personal videophones, helping to fill the gap between voice telephony and in-person conversation. The Company believes that decreased size, cost and increased functionality will characterize future product generations. The Company also believes that as videoconferencing and collaboration expand beyond group meetings into the personal communications segment of the market, success will be dependent on the further development of compatible, interworking end-to-end components.

     Today the vast majority of business class videoconferences are conducted using synchronous switched digital circuit networks, such as ISDN and Switched-56. Most of the balance use the asynchronous packet switched Internet Protocol (IP) over corporate LANs, intranets, across several major Internet Service Provider networks and the worldwide Internet. The Company anticipates that the mix between switched and packet transports will steadily shift to IP over the next few years. The Company continues to invest to expand the interfacing and interconnecting capabilities of its product lines to take advantage of both switched and packet networks during this transitional period. While it is difficult to foresee the rate that the market will make this transition, the Company believes the shift will be evolutionary, resulting in a "hybrid" networking environment where multi-protocol capable products will provide value. Just as it is desireable for users to perceive wireless and wired telephones as being attached to the same network, the Company believes its customers will value products which make possible videoconferences over hybrid networks.

     The Company sees value in delivering to the market directly and through its channel partners a comprehensive portfolio of "front end" room and desktop clients together with "back end" MCU server products, which have been integrated and tested worldwide over hybrid networks. R&D investments continue to focus on designing, integrating and testing these products, to deliver an end-to-end videoconferencing system that is reliable and easy to use.

     The Company spent $86,775,000, $72,900,000 and $54,009,000 on research and development, including capitalized software costs, in 1997, 1996 and 1995, respectively. The Company had 468 full-time employees in research and development at December 31, 1997.

     The Company has entered into joint development agreements with Microsoft, NTT and others for product and software development that will further expand the desktop market. These companies retain non-exclusive rights under license from PictureTel to distribute the products that result from the development work.

SALES

     The Company and its subsidiaries currently distribute PictureTel products worldwide by direct sales and indirect channels of distribution.

     As the market for videoconferencing systems expands, the Company expects to increase its reliance on joint selling and distribution through a combination of transmission carriers, telecommunication equipment distributors, personal computer distributors and resellers, value-added resellers, and has currently developed relationships with companies in each of these indirect channels. In 1997, the Company derived approximately 26% of its worldwide product revenues from direct selling activities, and 74% from indirect channels. At December 31, 1997 and 1996, the Company had a product backlog approximately $15,700,000 and $12,481,000, respectively. Backlog consists of purchase orders for which a delivery schedule within six months has been specified by the customer. Since orders generally may be canceled or rescheduled by the customer without significant penalty, backlog as of any particular date may not be indicative of PictureTel's actual sales in any succeeding period.

UNITED STATES

     Indirect Channels. To address the market below the Fortune 500(R) (the largest product and service businesses in the United States as published annually by Fortune magazine) and expand the Company's presence in the Fortune 500 market, the Company has increased the number of telecommunication equipment distributors, regional Bell Operating Companies ("RBOCs"), value-added resellers ("VARs") and dedicated dealers who distribute the Company's products. Telecom distributors, or interconnects, act as dealers for the Company and typically distribute other communications equipment such as PBX systems, voice processing equipment and multiplexors, as well as network services to large, medium and small size companies. The RBOCs typically sell third party manufactured systems which leverage the use of their switched and dedicated network services. To expand its coverage of the Fortune 500 companies, the Company has entered into distribution agreements with Lucent Technologies, Inc., CompuCom, MCI, GTE, Southwestern Bell, Ameritech, Pacific Bell, and Ingram Micro.

     The Company believes that, as system prices decrease, additional applications for sales to vertical markets, such as distance learning, telemedicine and remote interviewing, may develop. VARs typically have expertise in a particular market and the Company plans to utilize this expertise to stimulate its Applications Developers Program. Under this program, PictureTel sells developers, VARs, original equipment manufacturers and systems integrators its Video Modem(TM) products and the DTK. Together these products provide the building blocks to allow developers to write applications and incorporate PictureTel's visual communications technology into unique vertical market products. With the introduction of the Live100, Live50 and Live200 products, the Company continues to develop relationships with established personal computer distributors and resellers.

     Direct Sales Organization. The Company directly markets its videoconferencing systems principally to the Fortune 500. These large companies typically have multiple locations in the United States as well as internationally and typically specify a single vendor to supply equipment on a world-wide basis. The Company believes that it is important to maintain a close working relationship with these customers in order to meet their demands for sales and support on a multinational basis.

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

     In the third quarter of 1991 the Company established its first international subsidiary, and currently the Company has operating subsidiaries in Australia, Brazil, Germany, Italy, Japan, Mexico, Sweden, Switzerland and the United Kingdom, and branch offices in Canada, France, Spain, Hong Kong, Korea, Malaysia, Netherlands, People's Republic of China and Singapore. International distributors include companies such as British Telecom (BT), Deutsche Telekom, Nippon Telephone & Telegraph (NTT), Alcatel, EGT (France Telecom), Telecom Italia, Siemens, and Mercury Communication (Cable & Wireless). These international units provide sales and support services locally. Sales to international distributors are usually made in U.S. dollars in order to minimize the risks associated with fluctuating foreign currency rates. Sales by the Company's operating subsidiaries to customers are generally made in the subsidiary's local currency.

     The Company's revenues from sales to foreign markets represent approximately 43%, 44%, and 42%, respectively, of the Company's total revenues in 1997, 1996, and 1995. Additional information with respect to the Company's international business is included in Note 11 to the Consolidated Financial Statements.

ENTERPRISE SERVICES DIVISION

     The Company believes that the quality and reliability of its systems and services is important to customer satisfaction. As proof points, the Company's Enterprise Services Division is ISO9002 registered, and continues to maintain its certification. The Company also regularly measures customer satisfaction, and implements corrective actions to improve the quality of its service. The delivery of service is backed by the Company's certification program (certified videoconferencing engineer or CVE), which tests and certifies the technical abilities of all support personnel dealing with videoconferencing products.

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

     Conference Services facilitate the customer's use of the videoconferencing technology by providing conference room scheduling, call launching, bridging and end-to-end problem resolution during conferences. These services are delivered for point-to point, as well as, multi-point conferences on a global basis.

     All services are sold both directly to customers and through the Company's distributors. Service programs for local and international distributors range from reselling the Company's service offerings to providing back-end support for servicing end-users.

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

     The Company's revenues from services represent approximately 11% of the total revenues in 1997.

COMPETITION

     The Company is engaged in an industry that experiences new, more technologically-advanced products introduced on a regular basis. If the Company is not in a position to exploit and obtain technological advancements, some products may become obsolete or priced above competitive levels. Moreover, unforeseen technical or other difficulties may interfere with the development or production of its products, or prevent or create delays in marketing such products.

     A number of companies, including British Telecom ("BT"), VTEL Corporation ("VTEL") and NEC have focused on the relatively high bandwidth transmission (from 384 Kbps to 2.048 Mbps) videoconferencing market.

     The Company also faces competition from a number of companies with currently available or announced visual communications products designed for low bandwidth videoconferencing. Currently, three United

States companies, Polycom, VTEL, and Intel Corporation are among the companies marketing low bandwidth, full-motion video modems and complete videoconferencing systems. In addition, outside the United States, low bandwidth videoconferencing systems and video modems are available from a number of suppliers in Europe and the Far East including Philips Kommunikations Industries AG, Tandberg Telecom AS, Mitsubishi Ltd., NEC, Hitachi, Ltd., Sony Corporation, Fujitsu Ltd. of Japan and Panasonic.

     Some of the companies which now offer products that compete with the Company's products, such as Intel Corporation, Philips Corporation and Sony Corporation, have significantly greater financial and other resources than the Company. However, the Company competes primarily on the basis of video and audio quality, and data collaboration, as well as on favorable features, support for a family of systems and services and the price of those systems and services. The Company believes that its products are competitive in each of these areas.

     In the personal (one-on-one) visual communications segment, the Company expects that competition will continue to intensify and competitive price reductions may adversely affect the Company's revenues and profitability. The competitive landscape has shifted substantially in 1997. As in 1995 and 1996, Intel was the primary competitor on the low end of the desktop market while several new entrants have focused on high end solutions. Companies such as VCON, Zydacron and RSI have competitive high-end solutions, but lack the breadth of products and distribution network that the Company enjoys.

     Previously, purchasers of videoconferencing systems must have purchased the videoconferencing systems from the same vendor to ensure interoperability. However, pervasive adoption of standards mean products from the Company and other manufacturers are interoperable. Consequently, customers have the freedom to purchase products from several vendors and are not locked into a single vendor for videoconferencing equipment.

     As IP networks gain popularity, competitors will increasingly support IP based videoconferencing on their group, desktop and multipoint bridging solutions. The industry evolution may also draw new competitive entrants and alliances to the videoconferencing industry. See "Risk Factors Which May Affect Future Results."

MANUFACTURING

     The Company has developed a supply chain that encompasses the Company's subassemblies and products supplied by vendors to the delivery of finished goods to the customer. This effort has resulted in a cost effective and timely delivery of products to the Company's customers. This strategy allows the Company to reduce costly investment in manufacturing capital, and to leverage the expertise of our vendors.

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

     In 1996, the Company opened a European Distribution Center (EDC) in Holland to centralize shipments to its customer base in Europe. PictureTel has sourced components from local vendors in Europe to support proper stocking levels in Holland and maintain timely customer shipments. The EDC incorporates the same working relationships and policies with vendors in Europe as the Company currently does in the United States.

PATENTS AND COPYRIGHTS

     The Company's principal technology consists primarily of certain advances in video and audio compression algorithms, echo cancellation and audio signal processing, camera positioning, and automatic speaker location technology, implemented in software and hardware configurations for use in PictureTel products and unique product designs. The Company has been issued a number of United States patents relating to the above described technology, which expire at various dates from 2004 to 2017. The Company has a number of additional patent applications issued and pending in various countries including the United States, Canada, Europe and Japan, and will continue to file additional applications. However, there can be no assurance that its current patents (or any additional patents that may be issued in the future) provide broad protection from the development of similar product technology by competitors of the Company. In the absence of broad patent protection, and despite the Company's reliance upon its proprietary confidential information, competitors of the Company may be able to use algorithms similar to those used by the Company to design and manufacture products that are directly competitive with the Company's products.

     The Company also protects its copyrightable software and related technology under U.S. and other countries' copyright laws by placing appropriate copyright notices that comply with provisions of the U.S. copyright treaties and entering into written agreements with its licensees.

YEAR 2000 TRANSITION

     The "Year 2000" issue has gained considerable media coverage recently. There is widespread concern that computing systems of all types mat not operate correctly if its software was written without consideration of the date change at the end of this century. Though computers are at the center of the concern, virtually any electronic equipment that processes date information has the potential to exhibit this problem.

     PictureTel began a Year 2000 readiness program for its product line in 1997. The company uses a definition for Year 2000 compliance provided by the British Standards Institution (BSI). The definition requires Year 2000 compliant systems to operate correctly, consistently and unambiguously with regard to the import, export, and processing of date information, including correct handling of leap years. An extensive test suite has been developed within the company to verify product conformance with the BSI definition. Conformance to this definition has been tested for currently offered products from the Company including its discontinued products used in PictureTel's installed base.

     Most products offered by the company have either successfully passed Year 2000 compliance testing or have been deemed Year 2000 not applicable by virtue of the fact that they do not process dates in any manner. As of this writing, only four of the currently offered products have failed compliance testing -- LiveManager, Live200 for Windows 95 systems, Live200 for Windows NT systems, and LiveDTK. All of these products are planned to pass Year 2000 compliance testing before June 1, 1998. It is planned that software updates will be made available for customers needing them. A small number of installed base products do not pass compliance testing. All except one (TCSS -- a conference scheduling program) have simple workarounds planned for Year 2000 compliance failures that will allow the systems to operate with full functionality.

     Information about PictureTel's Year 2000 compliance program can be found on the company's web site at www.picturetel.com.

     PictureTel has formed an internal Year 2000 compliance team to evaluate its internal information systems purchased from PictureTel's suppliers. PictureTel's internal team is in the process of completing the inventory of all internal applications and infrastructure to determine Year 2000 compliance. PictureTel will require its suppliers to resolve any compliance failures and ensure a detailed implementation plan for its products in order to achieve Year 2000 compliance in a timely manner. Since Year 2000 compliance of products used by PictureTel depends upon the supplier's cooperation, unresolved failures remain a possibility. In the event PictureTel does not achieve full Year 2000 compliance in its internal information systems prior to

December 31, 1999, PictureTel could experience disruption, delays and use of incorrect data which could have a material adverse impact on its operations.

EMPLOYEES

     At December 31, 1997, the Company had 1,544 full-time employees, of whom 712 were employed in sales, marketing and customer support, 468 in product development and engineering, 127 in manufacturing and 237 in administration and finance. The Company had 288 employees in foreign countries at December 31, 1997.

     The Company's continued success will depend in part on its ability to attract and retain highly skilled and motivated personnel who are in great demand throughout the industry.

     None of the Company's employees are represented by a labor union. The Company believes its relations with its employees to be good.

ITEM 2:  PROPERTIES

     The Company's corporate offices and research, development and manufacturing facilities are located in four leased facilities in Andover, Massachusetts, aggregating approximately 675,000 square feet and one facility in Chelmsford, Massachusetts, at 51,200 square feet. The lease at 100 Brickstone in Andover expires June of 1999. The lease at 6 Riverside Drive in Andover expires in July 2007. The lease at 100 Minuteman in Andover expires in July 2014. The lease at 50 Minuteman in Andover expires in October 2015. The Chelmsford lease expires in December, 2002.

     The Company also leases office space for its nineteen regional and branch sales and support offices in the United States and for similar offices of its subsidiary and branch operations worldwide.

ITEM 3:  LEGAL PROCEEDINGS

  1.  Datapoint:

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleges that certain of the Company's products infringe patent rights allegedly owned by Datapoint. Datapoint has been joined as plaintiff by John Frassanito and David Monroe, two individuals who claim to have rights to Datapoint's patents. The plaintiffs seek approximately $100-190 million in damages for alleged past infringement and an injunction against alleged future infringement. In the fall of 1995, the Court appointed a Special Master to consider the Company's motion for summary judgment of non-infringement. The Special Master recommended that the motion for summary judgment be denied. On September 16, 1996, the Court adopted the Special Master's claim construction of the Datapoint patents and denied PictureTel's summary judgment motion. The Company believes that it has meritorious defenses to the allegations of the complaint, and is vigorously defending against the lawsuit. On March 16, 1998, the case went to trial before a jury. Efforts at non-binding mediation were unsuccessful.

     In the event the Company is found to be infringing a valid patent or patents, the Company could be required to pay damages for past infringement and cease the sale of products incorporating the infringing feature (or be required to take a license and pay royalties with respect to such patents). There can be no assurance that the Company will prevail. The Company believes that an adverse outcome of the lawsuit would have a material adverse effect on the business or financial position, results of operations and cash flow of the Company.

  2.  Shareholder Litigation

     Since September 23, 1997, seven class action shareholders' complaints were filed against the Company, Norman E. Gaut, Chairman of the Board and Chief Executive Officer, and Les Strauss, the former Vice President and Chief Financial Officer, in the United States District Court for the District of Massachusetts. The plaintiffs, who brought these actions on behalf of themselves and others similarly situated, are: (1)

Faith Egli, Civil Action No. 97-12135-DPW; (2) Jerome H. Lipman, IRA, Civil Action No. 97-12238-DPW; (3) Daniel Frucher, Civil Action No. 97-12310-DPW; (4) Edmond J. Proulx and James Harris, Civil Action No. 97-12345-DPW; (5) Marvin Barab and Thomas J. Curley, Civil Action No. 97-12338-DPW; (6) Mark Szen and Nancy Szen, Civil Action No. 97-12439-DPW; and (7) Michael D. Kugler, Civil Action No. 97-12537 PBS. These plaintiffs have consolidated their lawsuits onto one lawsuit and filed a consolidated complaint on February 11, 1998, encaptioned In re PictureTel Corporation Securities Litigation, Civil Action No. 97-12135-DPW.

     The original complaints were filed following the Company's announcement on September 19, 1997, that it would restate its financial results for the first quarter of fiscal 1997 and the last two quarters of fiscal 1996, and were amended when the Company announced that it would also restate the second fiscal quarter of 1997 on November 13, 1997. The consolidated Complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, during the period from October 17, 1996 through November 13, 1997, through the alleged preparation and dissemination of materially false and misleading financial statements which artificially inflated the prices of PictureTel common stock. The consolidated Complaint seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Company is currently investigating the allegations in the consolidated complaint and will respond to the allegations in a timely fashion when responses become due.

     No discovery has occurred and the Company expresses no opinion as to the likely outcome.

     3.  NV Technologies, Inc. d/b/a NuVision Technologies, Inc.

     On January 23, 1998, the Company filed PictureTel Corporation v. NV Technologies d/b/a NuVision Technologies, Inc., Civil Action No. 98-166-C, for breach of contract in the Massachusetts Superior Court in Essex County, seeking the repayment of approximately $4,000,000 from NuVision Technologies, Inc. for products sold by the Company.

     On February 17, 1998, the Company filed PictureTel Corporation v. NV Technologies, Inc. d/b/a NuVision Technologies, Inc., et al., Civil Action No. 98-337A, in the Massachusetts Superior Court in Essex County for false advertising and unfair business practices. On February 23, 1998, the court issued a preliminary injunction against NuVision Technologies, Inc., and all persons acting in concert, participation or combination with them, prohibiting them from continuing to publish a certain advertisement that the Company alleges is false and misleading and contains confidential and proprietary information of the Company. As of March 9, 1998, the advertisement in question had continued to be published and the Company is pursuing its legal remedies.

     Since both actions have recently started, the Company expresses no opinion about their likely outcomes.

     4.  NV Holdings, Inc.

     On February 13, 1998, NV Holdings, Inc., which may be related to NuVision Technologies, Inc., filed a complaint in the State District Court for Dallas County, Texas, NV Holdings, Inc. v. PictureTel Corporation, Cause No. DF 98-01404 alleging against PictureTel tortious interference with business advantage and existing contracts as well as business disparagement and slander. While the plaintiff has listed no specific damages they are seeking an injunction and $20,000,000 in punitive damages. The Company believes that it has meritorious defenses to the allegations of the complaint filed against it, and is vigorously defending against the lawsuit.

     Since the action has recently started, the Company expresses no opinion about its likely outcome

ITEM 4:  SUBMISSION OF VOTES

     There were no items submitted to the shareholders during the fourth quarter of 1997.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     The following table sets forth the high and low sale prices for the Company's Common Stock for the periods indicated as reported by NASDAQ under the symbol PCTL.

                                                               HIGH        LOW
                                                              -------    -------
1996
First Quarter...............................................  $44.734    $30.250
Second Quarter..............................................  $40.063    $26.750
Third Quarter...............................................  $41.250    $31.250
Fourth Quarter..............................................  $37.875    $23.375
1997
First Quarter...............................................  $26.875    $11.875
Second Quarter..............................................  $14.125    $ 8.250
Third Quarter...............................................  $13.500    $ 8.813
Fourth Quarter..............................................  $11.625    $ 5.625
1998
First Quarter (through March 13, 1998)......................  $ 8.250    $ 5.190

     As of March 13, 1998 there were approximately 2,105 holders of record of the Company's Common Stock.

                                DIVIDEND POLICY

     The Company has not paid any dividends on its Common Stock since its inception and presently intends to reinvest earnings for use in its business and to finance future growth. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1997        1996        1995        1994        1993
                                                             --------    --------    --------    --------    --------
                                                                                    (RESTATED)
                                                                                       (4)
STATEMENT OF OPERATIONS DATA:
Revenues.................................................    $466,425    $490,225    $363,799    $272,841    $188,338
Income (loss) before extraordinary credit and cumulative
  effect of change in accounting principle...............     (39,398)     32,172      21,859       7,669       8,962
Extraordinary credit, tax benefit of net operating loss
  and tax credit carryforwards...........................          --          --          --          --         841
Cumulative effect of change in accounting principle......          --          --          --          --       1,042
                                                             --------    --------    --------    --------    --------
Net income (loss)........................................    $(39,398)   $ 32,172    $ 21,859    $  7,669    $ 10,845
                                                             ========    ========    ========    ========    ========
Net income (loss) per common share -- basic (1)(2)(3):
Income (loss) before extraordinary credit and cumulative
  effect of change in accounting principle...............    $  (1.04)   $   0.89    $   0.64    $   0.24    $   0.27
Extraordinary credit.....................................          --          --          --          --        0.03
Cumulative effect of change in accounting principle......          --          --          --          --        0.03
                                                             --------    --------    --------    --------    --------
Net income (loss)........................................    $  (1.04)   $   0.89    $   0.64    $   0.24    $   0.33
                                                             ========    ========    ========    ========    ========
Net income (loss) per common share -- diluted (1)(2)(3):
Income (loss) before extraordinary credit and cumulative
  effect of change in accounting principle...............    $  (1.04)   $   0.81    $   0.57    $   0.22    $   0.26
Extraordinary credit.....................................          --          --          --          --        0.02
Cumulative effect of change in accounting principle......          --          --          --          --        0.03
                                                             --------    --------    --------    --------    --------
Net income (loss)........................................    $  (1.04)   $   0.81    $   0.57    $   0.22    $   0.31
                                                             ========    ========    ========    ========    ========
Weighted average shares outstanding -- basic (1)(2)......      37,760      36,097      34,178      32,254      33,252
                                                             ========    ========    ========    ========    ========
Weighted average shares outstanding -- diluted (1)(2)....      37,760      39,598      38,428      34,739      34,457
                                                             ========    ========    ========    ========    ========
BALANCE SHEET DATA:
Working capital..........................................    $152,973    $202,063    $143,130    $123,962    $ 50,819
Total assets.............................................     355,051     386,254     300,613     227,238     193,922
Total short-term debt....................................         186         519       4,383      10,452       7,307
Total long-term debt.....................................      22,000      14,202      12,804       3,758       5,110
Stockholders' equity.....................................    $227,965    $264,846    $208,384    $156,842    $147,387

---------------
(1) Net income (loss) per common share is based on the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding during the period. All common and per share amounts in 1995 and years prior have been retroactively restated to reflect the two-for-one common stock split effected by a 100% common stock dividend paid during the fourth quarter of 1995. The effect of the Multilink acquisition accounted for as a pooling-of-interests is included in all numbers presented.

(2) The Company has not paid dividends on its Common Stock since its inception. The Company intends to reinvest earnings for use in its business and to finance future growth. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

(3) Includes other charges totaling $42,664 before income tax benefit in 1997. See Note 14 of "Notes to Consolidated Financial Statements."

(4) See Note 1 of "Notes to Consolidated Financial Statements."

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of Revenues for certain items in the Company's Statement of Operations for each period. The table and the following discussion reflect the restatements of the financial statements of the Company and the other charges and fourth quarter adjustments described in Notes 1 and 14 of the Notes to Consolidated Statements:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                                1997       1996     1995
                                                              ---------    -----    -----
                                                                      (RESTATED)
Revenues....................................................    100.0%     100.0%   100.0%
Cost of revenues............................................     59.2       51.2     49.1
Gross margin................................................     40.8       48.8     50.9
Selling, general and administrative.........................     36.0       27.1     29.8
Research and development....................................     17.0       13.3     13.4
Total operating expenses....................................     53.0       40.4     43.2
Operating income (loss).....................................    (12.2)       8.4      7.7
Interest income, net........................................      0.5        0.8      0.8
Other income (expense), net.................................     (0.2)       0.6       --
Income (loss) before income tax expense (benefit)...........    (11.9)       9.8      8.5
Income tax expense (benefit)................................     (3.5)       3.2      2.5
Net income (loss)...........................................     (8.4)       6.6      6.0

FORWARD-LOOKING STATEMENTS

     This document and documents incorporated by reference include forward-looking statements about PictureTel's businesses, revenues and expenses, effective tax rate, and operating and capital requirements. Forward-looking statements made or incorporated by reference herein are not guarantees of future performance. In addition, forward-looking statements may be included in various other PictureTel documents to be issued in the future and in various oral statements by PictureTel representatives to security analysts and investors from time to time. Any forward-looking statements are subject to risks that could cause the actual results to vary materially. Such risks are discussed below ("RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS") and in related portions of this document, including the documents incorporated by reference.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Revenues. The Company's revenues decreased $23,800,000, or 5%, in 1997 from 1996. The decrease in revenue was primarily a result of decreased average selling prices in all product lines but particularly in the Group Systems products due to increased competition. This decrease was partially offset by increased shipments of the Group Systems videoconferencing systems. Videoconferencing system sales accounted for approximately 78% and 80% of the Company's revenues in 1997 and 1996, respectively. Sales of group and desktop videoconferencing products accounted for 69% and 9%, respectively, of revenues for 1997, compared with 65% and 15%, respectively, for 1996. In addition, sales of bridge products accounted for approximately 11% of the Company's revenues for 1997 compared to approximately 13% for 1996. Revenues from service and maintenance agreements increased $10,204,000 or 26% in 1997 from 1996. Service revenues totaled 11% and 8% of total revenues in 1997 and 1996, respectively. The balance of the revenues in 1997 and 1996 were primarily from licensing/ development agreements and the sales of stand-alone codecs and video modems.

     The Company's revenues from sales to foreign markets were approximately 43% and 44% of total revenues, in 1997 and 1996 respectively. The Company expects that international revenues will continue to account for a significant portion of total revenues.

     Gross Margin. The Company's gross margin decreased $48,662,000 or 20%, in 1997 compared to 1996. Gross margin as a percentage of revenues was 41% in 1997 compared to 49% in 1996. Gross margin as a percentage of revenues decreased as a result of significant other charges discussed below and the reduction in the average selling price of videoconferencing systems. The reduced average selling prices are expected to continue and may impact future gross margins. In addition, during the year the Company recorded other charges as a part of cost of revenues totaling $16,096,000. These charges included $4,940,000 for various write-downs of excess and obsolete inventory to their net realizable values as a result of lower than forecasted demand; $9,881,000 to record impairment charges associated with software development projects canceled as a result of a realignment in the Company's planned product offerings, $1,122,000 for product retrofit accruals, and $153,000 related to work-force reductions and organizational realignment as a result of activities undertaken to reduce the Company's cost structure to bring it in line with lower-than-expected revenues.

     Selling, General and Administrative. Selling, general and administrative expenses increased $34,813,000 or 26% from 1997 and increased as a percentage of revenues to 36% from 27%. The dollar increase in spending resulted primarily from other charges of $20,637,000 recorded as part of selling, general and administrative expenses including $2,561,000 for investment banking and accounting and legal advisory fees recorded in connection with the acquisition of MultiLink, $4,227,000 related to severance expense and sales office closings associated with the acquisition of MultiLink, and PictureTel related work-force reductions as a result of activities undertaken to reduce the Company's cost structure to bring it in line with lower-than-expected revenues, $6,475,000 in specific accounts and notes receivable write-offs and provisions for allowances for doubtful accounts, $3,900,000 in provisions for sales taxes primarily related to MultiLink, $1,880,000 in advances to vertical partners written-off to reflect current business conditions and shifts in distribution channels, and $1,594,000 in charges related to other miscellaneous matters. The remaining increase in spending is primarily caused by increased personnel and facilities costs in anticipation of revenue growth.

     Research and Development. Research and development expenses increased $14,389,000, or 22% in 1997 from 1996 and were 17% and 13% of revenues for 1997 and 1996, respectively. Research and development expenditures, prior to the capitalization of software costs, were $86,775,000 in 1997 and $72,900,000 in 1996 or 19% and 15% of revenues, respectively. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. In addition, during 1997, the Company recorded other charges totaling $931,000 for severance and equipment write-offs associated with canceled research and development projects and efforts to reduce the Company's cost structure. The Company capitalized software costs of $7,252,000 in 1997 and $6,887,000 in 1996 representing 8% and 9% of aggregate research and development expenditures for 1997 and 1996, respectively. The Company continues to evaluate the scope and direction of various programs and expects to reduce the level of research and development investment in 1998. There can be no assurance however, that management's initiatives to focus its efforts on the costs of research and development will be successful or that any technologies will ultimately be successfully commercialized.

     Operating Income (loss). Operating income (loss) as a percentage of revenues decreased from income of 8% of revenue in 1996 to a loss of 12% of revenues in 1997. The primary cause was the other charges recorded in the year, as noted above, which totaled $39,164,000. In addition the operating loss was significantly impacted by the lower average selling prices and increased operating expenses without regard to the other charges noted above.

     Net Interest Income. Net interest income decreased to $2,518,000 in 1997 from $4,287,000 in 1996. The decrease was primarily the result of lower marketable securities portfolio balances and higher interest expense.

     Other Income (Expense). Other expense of $1,158,000 in 1997 consists primarily of other charges totaling $3,500,000 for write-offs of an equity investment. These other charges were partially offset by net gains on sales of securities. Other income of $2,794,000 in 1996 consists primarily of net gains on sales of securities.

     Income Taxes. The Company's effective tax rate for 1997 and 1996 was 29% and 33% respectively. The 1997 rate differs from the federal statutory rate due to state and foreign taxes offset by research and development tax credits and an increase to the valuation allowance related to certain current year tax credits and net operating losses whose benefits are uncertain. The 1996 rate was lower than the federal statutory rate primarily due to the benefits of the research and development credits, the foreign sales corporation and a decrease in the valuation allowance. At December 31, 1997, the realization of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. The amount of the deferred tax asset considered realizable could be significantly or completely reduced. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The valuation allowance primarily offsets the deferred benefit of certain federal and state tax credit carryforwards whose benefit is uncertain. The Company will continue to assess the valuation of the deferred tax asset each quarter.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     Revenues. The Company's revenues increased $126,426,000, or 35%, in 1996 from 1995. The increase in revenue was primarily a result of increased videoconferencing system unit shipments. This growth was partially offset by a reduction in the average selling price of videoconferencing systems resulting from a shift towards lower priced models, especially in the personal desktop products, as well as a shift in distribution channel mix with approximately 73% of product revenue now coming from the indirect channels compared with 63% in 1995. Videoconferencing system sales accounted for approximately 80% of the Company's revenues in 1996 and 1995. Sales of group and desktop videoconferencing products accounted for 65% and 15%, respectively, of revenues for 1996, compared with 66% and 14%, respectively, for 1995. In addition, sales of bridge products accounted for approximately 13% of the Company's revenues for 1996 compared to approximately 10% for 1995. The balance of the revenues in 1996 and 1995 were primarily from maintenance services, licensing/development agreements and the sales of stand-alone codecs and video modems.

     The Company's revenues from sales to foreign markets were approximately 44% and 42% of total revenues for 1996 and 1995 respectively. The Company expects that international revenues will continue to account for a significant portion of total revenues.

     Gross Margin. The Company's gross margin increased $54,159,000 or 29%, in 1996 compared to 1995. Gross margin as a percentage of revenues was 49% in 1996 compared to 51% in 1995. Gross margin as a percentage of revenues decreased as a result of the reduction in the average selling price of videoconferencing systems and the increased percentage of volume through the indirect channels. The two trends are expected to continue and may impact future gross margins.

     Selling, General and Administrative. Selling, general and administrative expenses increased $24,681,000 or 23% from 1995 and decreased as a percentage of revenues to 27% from 30%. The dollar increase in spending resulted primarily from the worldwide marketing focus associated with expanding indirect channels and from new product launches, as well as increased commission expense. In addition, the Company has provided additional sales, general and administrative personnel in order to support the Company's overall growth.

     Research and Development. Research and development expenses increased $16,418,000, or 34% in 1996 from 1995 and were 13% of revenues for 1996 and 1995. Research and development expenditures, prior to the capitalization of software costs, were $72,900,000 in 1996 and $54,009,000 in 1995 or 15% of revenues for both years. The dollar increase in expenditures primarily reflects the Company's continuing investment in new product and software development for existing and future videoconferencing products. The Company capitalized software costs of $6,887,000 in 1996 and $5,293,000 in 1995 representing 9% and 10% of aggregate research and development expenditures, respectively.

     Operating Income. Although gross margin as a percentage of revenues decreased over 1995, operating income as a percentage of revenues remained the same at 8% for both years due to a decline in operating expenses as a percentage of revenues in 1996.

     Net Interest Income. Net interest income increased to $4,287,000 in 1996 from $3,060,000 in 1995. The increase was primarily the result of higher marketable securities portfolio balances and lower interest expense.

     Other Income (Expense). Other income (expense) of $2,794,000 in 1996 consists primarily of net gains on sales of securities. Other income (expense) of $87,000 in 1995 consists primarily of net gains on foreign currency transactions.

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

                        LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997 the Company had $49,859,000 in cash and cash equivalents and $32,152,000 in short-term marketable securities. The primary uses of cash during 1997 was to pay down trade accounts payable by $24,124,000, repayment of debt including obligations under capital leases by $13,470,000 and to purchase property and equipment, internal development of software and other assets of $34,247,000. The principal sources of cash were the decrease in trade receivables of $34,508,000, increase in accrued expenses at year end of $18,314,000 and net proceeds from the sales of marketable securities of $15,884,000. The Company from time to time extends payment terms with customers to close business in a particular reporting period.

     The Company has available for borrowing up to $40,000,000 under its unsecured revolving credit agreement and approximately $4,400,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At December 31, 1997 there were no borrowed amounts outstanding under the revolving credit agreement and $29,100,000 in standby letters of credit outstanding under the revolving credit agreement. No borrowed amounts were outstanding under the foreign lines of credit. At December 31, 1997, the Company had $25,426,000 outstanding under various leasing lines including the obligation for the lease for the facility at 50 Minuteman Road in Andover which totaled $20,780,000 at December 31, 1997.

     The unsecured revolving credit agreement contains certain financial covenants, including the maintenance of certain ratios including total liabilities to tangible net worth and operating cash flow to total debt services. In addition, the Company is required to at all times maintain in a cash collateral account with the lending institutions not less than $45,000,000 of unencumbered cash and cash equivalents. The Company was in compliance with, or compliance was waived for, all covenants through December 31, 1997.

     The Company believes that funds from operations, equipment lease financing, available borrowings under its various credit agreements and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's near term operating and capital requirements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998 and does not expect that the statement will have a material impact on its financial position or results of operations as the statement requires only additional disclosure. The additional disclosure will include comprehensive income, which will differ from historical net income by the amount of the translation adjustments and unrealized gain (loss) on investments included as separate components of stockholders' equity.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about their operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and material geographic locations in which the entity holds assets and reports revenues. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998. The Company is currently evaluating the effects of this change on its reporting of segment and geographic information but does not expect the statement to have a material impact on its financial position or results of operations as the statement requires only additional disclosure.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." The Company will adopt SOP 97-2 effective January 1, 1998. The Company does not expect the new pronouncement will have a material impact on its financial position or results of operations in the future.

     In January 1997, the U.S. Securities and Exchange Commission issued Financial Reporting Release No. 48 which expands the disclosure requirements for certain derivative and other financial instruments. The Company adopted the enhanced accounting policy disclosure requirements in the fourth quarter of the fiscal year ending December 31, 1997. The Company will begin furnishing the qualitative and quantitative disclosures of market risk in the second quarter of the fiscal year ending December 31, 1998 and expects to adopt the tabular presentation.

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

     The following risk factors relating to the business of PictureTel and certain forward looking statements contained herein, should be considered by current and prospective investors of PictureTel Common Stock. These factors should be considered in conjunction with other information contained in this document and the documents incorporated by reference.

     New Products, Cost Reductions, Technological Change, and Evolving
Markets. The Company is engaged in an industry that is still emerging as a result of extensive research and development efforts which continue to bring to market new, more technologically advanced products introduced on an accelerated basis. Simultaneously, the larger telecommunications market is in a heightened competitive state due to deregulation throughout the world. In order to maintain its market share leadership role in this fast-paced emerging market, the Company must introduce significant innovative, technologically leading and competitively leading new products. There is no assurance that such new products will be introduced by the Company, or if introduced, be accepted by its customers. In addition to products operating in an ISDN environment, new technologies and networks for delivering videoconferencing and data collaboration services, such as the Internet and corporate intranets or LANS, have opened new delivery mediums and opportunities for videoconferencing. Industry standards for such new technologies are still being developed and in the meantime, there has been a slowdown in the growth of the general market for videoconferencing products due to customer uncertainty There can be no assurance that the Company will be successful in obtaining cost reductions or in developing and marketing suitable new products with attractive margins for these new technologies and networks that are competitive and accepted by the marketplace. The possible transition, migration and/or convergence of technologies is difficult to predict and could have profound implications for the industry. Furthermore there can be no assurance that some existing products could be rendered obsolete due to the changing technology.

     Competition. In its established businesses of group systems and desktop systems, the Company competes with a number of larger corporations, such as Sony and Intel, which have greater financial and marketing resources than the Company. In the developing businesses of videoconferencing over networks such as the Internet and LANs, and compact systems, a number of new companies have begun to offer competitive products. In addition, alliances between companies which compete with the Company and companies which develop and market network products as well as mergers among competitors are intensifying competition in the marketplace. This increased competition, together with a slowdown in the growth of the general market for videoconferencing products, have led and may to continue to lead to increases in the defection or dilution of PictureTel's distribution channel partners to competitors, decreases in average selling prices and margins in both group and desktop videoconferencing systems or a lower Company segment market share for newer products and services in the emerging areas of network-based videoconferencing products and services. In some cases, PictureTel competes with its channel partners for various services which increases the complexity of channel management. In addition, other companies such as Microsoft or Intel may respectively offer network videoconferencing software solutions or incorporate standard algorithms into processor chips free of additional charge which may reduce the value PictureTel technology provides to the market, especially in its lower end products. Some of PictureTel's competitors have introduced a new sales model consisting of leasing all videoconferencing equipment and videoconferencing services on a monthly basis. In addition, future prices the Company is able to obtain for its products and services may further decrease from historical levels as a result of new product introductions by others, price competition, technological change, or otherwise. These factors may impact the Company's growth and operating results.

     Manufacturing. Some key subassemblies and products are currently available only from one vendor and some vendors are smaller companies with limited financial resources that could prove to be inadequate. In some cases components are sourced from only one vendor, even where multiple sources are available, to maintain quality control and enhance the working relationship with the vendor. In addition, the Company from time to time enters into development arrangements with other third parties to develop and incorporate new features and functions into the Company's products. Failure of these third parties to fulfill their respective obligations under these development arrangements could have a material adverse effect on the Company's results of operations. The Company's business could be adversely affected by delays or interruptions in delivery, and poor quality of supplies, subassemblies or products from such key vendors. Additionally, the Company designs and procures certain circuits, components and subassemblies from non-videoconferencing divisions of PictureTel's competitors such as Sony. Failure to obtain adequate supplies or having to redesign and source supplies from another manufacturer may take substantial time and expense which could impact product shipments and could materially and adversely affect the Company's business, financial condition or results of operations.

     Product Protection and Intellectual Property. PictureTel's success depends in part on its proprietary technology. PictureTel attempts to protect its proprietary technology through patents, copyrights, trademarks, trade secrets and license agreements. In absence of broad patent protection (which is not likely), and despite PictureTel's reliance upon its proprietary confidential information, competitors of PictureTel have been able to use algorithms or other features similar to those used by PictureTel to design and manufacture products that are directly competitive with PictureTel's products. The Company believes that due to the rapid pace of technological change in the videoconferencing industry, legal protection for its products is less significant than factors such as the Company's use, implementation and enhancement of standards-based open architecture and the Company's ongoing efforts in product innovation.

     Although PictureTel does not believe that its products infringe the proprietary rights of any third parties, third parties have asserted infringement and other claims against PictureTel from time to time, and there can be no assurance that third parties will not assert such claims against PictureTel in the future or that such claims will not be successful. PictureTel could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights which could have a material adverse effect on PictureTel business, financial condition or result of operations. (See "Litigation" for details regarding current intellectual property litigation.)

     Recent History of Losses. PictureTel reported a 5% decrease in revenues for 1997 as compared to revenues for 1996 and a decrease in net income from $32,172,000 net income in 1996 to $39,398,000 net loss in 1997. These results have been adjusted for the restatement announced in the third quarter of 1997 for the financial results for the first and second quarters of 1997 and the third and fourth quarters of 1996.

     In 1997, PictureTel recorded significant other charges to bring expenses into line with its lower level of revenues and a lower expected rate of growth. [See discussion of 1997 "Results of Operations"]. As noted in the discussion under "Results of Operations" above, revenues and growth have been impacted by the decline in the average selling price ("ASP") for many PictureTel products, a decline in the profitability of the industry, and by a slowdown in the general market for videoconferencing products, in part resulting from the perceived uncertainty of customers as to how the existing products of the Company and its competitors will fit in with expected new multimedia videoconferencing products utilizing the Internet and LAN systems.

Continued lower operating results may impact covenants the Company has agreed to with banks in its revolving credit agreement. There can be no assurance that PictureTel can return to the level of profit in relation to net sales experienced in prior years.

     Potential Fluctuations of Quarterly Operating Results. The majority of the Company's revenues in each quarter result from orders booked in that quarter and a substantial portion of the Company's orders and shipments typically occur during the last weeks of each quarter so that forecasting of revenue and product mix is both complex and difficult. Unanticipated variations in the timing of receipt of customer orders in any quarter may produce significant fluctuations in quarterly revenues. As a result, a shortfall in revenue compared to internal expectations may not evidence itself until late in the quarter and any resulting impact on earnings may not be determinable until some weeks after the end of the quarter. The Company's ability to maintain or increase net revenues depend upon its ability to increase unit volume sales. There can be no assurance that the Company will increase unit sales volumes. Other factors which may cause operational results to fluctuate include the timing of new product announcements and introductions by the Company and its competitors; market acceptance of new or enhanced versions of the Company's products; changes in the product mix of sales; changes in the relative proportions of sales among distribution channels or among customers within each distribution channel; changes in manufacturing costs; and general economic factors such as the recent decline of currency values in the Asian markets.

     Volatility of Stock Price. As is frequently the case with the share price of high technology companies, the market price of PictureTel's stock has been, and may continue to be, volatile. (See "Recent Closing Prices" herein.) Factors such as quarterly fluctuations in results of operations, increased competition, the introduction of new products by PictureTel and by its competitors, changes in the mix of sales channels, the timing of significant customer orders, and macroeconomic conditions generally, may have a significant adverse effect on the market price of PictureTel's stock in any given period. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations, which have particularly affected the market price for many high-technology companies and which, on occasion, have appeared to be unrelated to the operating performance of such companies.

     Dependence on Key Personnel. As of March 1, 1998, the Company appointed Bruce Bond as the successor to its former CEO, Dr. Norman Gaut. There can be no assurance that the transition from Dr. Gaut to Mr. Bond will be smooth. PictureTel depends on a limited number of key management personnel, including Mr. Bond, Mr. Grainger, Mr. Goselin, Mr. Chambers, Mr. Bornstein, Mr. Goldman, and Dr. Gaut (as acting Vice President of Engineering). There has been considerable change in the PictureTel management team since late 1996, and the loss of the services of one or more of PictureTel's key personnel or the inability to attract, retain, motivate and manage additional key personnel could have a material adverse effect on the business or operating results of PictureTel. In addition, in recent months, the Company has experienced an increase in voluntary employee attrition from engineering and other departments. There is no assurance, given the competitive nature of the current job market, that PictureTel will be able to adequately fill the open positions.

     Internal Accounting Controls. On September 19, 1997, after the Company's reexamination (with assistance from its outside auditors) of leasing and other indirect channel transactions, the Company announced that it would reverse revenue related to certain of these transactions and, as a result, the Company announced that it intended to restate its financial statements for the third and fourth quarters of 1996 and the first quarter of 1997. On November 13, 1997, after completion of its reexamination, the Company announced it would also restate the second quarter of 1997. The restatements were required to reverse product sales recorded which contained rights of return, contingent liabilities, payment contingencies, payment uncertainties, or product sales for which delivery did not occur until the end of the period. The restatements were also required to record such product sales in the period in which the rights of return lapsed, contingencies or uncertainties were resolved, or delivery was completed. Certain transactions which were reversed have not been re-recorded as revenues in later periods.

     The Company has taken actions including personnel changes, new procedures and greater oversight by the Audit Committee of the Board of Directors. The Company believes these actions will strengthen its internal controls so that the practices which led to the Company's restated financial reporting in the earlier periods will not reoccur. However, there can be no assurance that these actions by the Company will be sufficient.

     Year 2000 Compliance. PictureTel has formed an internal Year 2000 compliance team to evaluate its internal information systems purchased from PictureTel's suppliers. PictureTel's internal team is in the process of completing the inventory of all internal applications and infrastructure to determine Year 2000 compliance. PictureTel will require its suppliers to resolve any compliance failures and ensure a detailed implementation plan for its products in order to achieve Year 2000 compliance in a timely manner. Since Year 2000 compliance of products used by PictureTel depends upon the supplier's cooperation, unresolved failures remain a possibility. In the event PictureTel does not achieve full Year 2000 compliance in its internal information systems prior to December 31, 1999, PictureTel could experience disruption, delays and use of incorrect data which could have a material adverse impact on its operations.

     PictureTel has tested its products for Year 2000 compliance and has determined that most PictureTel products have either successfully passed Year 2000 compliance testing or have been deemed Year 2000 not-applicable by virtue of the fact that they do not process dates in any manner. As of March 10, 1998 a small number of PictureTel's currently offered products have failed compliance testing. PictureTel has developed a plan to achieve Year 2000 compliance testing for these products by June 1, 1998 by planning to make a software update available to its customers which will enable the products to achieve compliance. A small number of PictureTel's installed base products do not pass Year 2000 compliance testing. For these non-compliant older versions of PictureTel products, PictureTel has generated simple workarounds that are planned to be made available to customers which will allow the systems to operate with full functionality. PictureTel has determined that only one product does not pass Year 2000 compliance tests and no workaround has yet been found. In the event PictureTel's customers or future customers find PictureTel's solutions to any outstanding Year 2000 compliance issues unacceptable, such customers may attempt to make warranty claims or cease purchasing non-compliant products. These events would affect the Company's ability to meet its revenue goals and increase costs associated with the products.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     PICTURETEL CORPORATION

     Index to Financial Statements and Supplementary Data

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Accountants.........................   28
  Consolidated Statements of Operations.....................   29
  Consolidated Balance Sheets...............................   30
  Consolidated Statements of Stockholders' Equity...........   31
  Consolidated Statements of Cash Flows.....................   32
  Notes to Consolidated Financial Statements................   33
Supplementary Data:
  Report of Independent Accountants.........................   52
  Schedule II Valuation and Qualifying Accounts.............   53

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PICTURETEL CORPORATION:

     We have audited the accompanying consolidated balance sheets of PictureTel Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PictureTel Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 1996.

                                            COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 25, 1998

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                        (RESTATED)
Revenues:
  Product revenues.........................................  $417,115    $451,119    $337,502
  Service revenues.........................................    49,310      39,106      26,297
                                                             --------    --------    --------
     Total revenues........................................   466,425     490,225     363,799
Cost of revenues
  Product cost of revenues.................................   234.953     223,680     161,380
  Service cost of revenues.................................    40,958      27,369      17,402
                                                             --------    --------    --------
     Total cost of revenues................................   275,911     251,049     178,782
Gross margin...............................................   190,514     239,176     185,017
Operating expenses:
  Selling, general and administrative......................   167,841     133,028     108,347
  Research and development.................................    79,523      65,134      48,716
                                                             --------    --------    --------
     Total operating expenses..............................   247,364     198,162     157,063
                                                             --------    --------    --------
Income (loss) from operations..............................   (56,850)     41,014      27,954
Interest income............................................     4,339       5,337       4,123
Interest expense...........................................     1,821       1,050       1,063
Other income (expense), net................................    (1,158)      2,794          87
                                                             --------    --------    --------
Income (loss) before income tax expense (benefit)..........   (55,490)     48,095      31,101
Income tax expense (benefit)...............................   (16,092)     15,923       9,242
                                                             --------    --------    --------
Net income (loss)..........................................  $(39,398)   $ 32,172    $ 21,859
                                                             ========    ========    ========
Net income (loss) per common share -- basic................  $  (1.04)   $   0.89    $   0.64
                                                             ========    ========    ========
Net income (loss) per common share -- diluted..............  $  (1.04)   $   0.81    $   0.57
                                                             ========    ========    ========
Weighted average common shares outstanding -- basic........    37,760      36,097      34,178
                                                             ========    ========    ========
Weighted average common shares outstanding -- diluted......    37,760      39,598      38,428
                                                             ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              --------    ----------
                                                                          (RESTATED)
                                       ASSETS
Current assets:
Cash and cash equivalents...................................  $ 49,859     $ 63,333
Marketable securities.......................................    32,152       38,918
Accounts receivable less allowance for doubtful accounts of
  $6,315 and $3,336 at December 31, 1997 and 1996,
  respectively..............................................   108,729      143,237
Inventories, net............................................    44,901       51,538
Deferred taxes, net.........................................    15,615        6,462
Other current assets........................................     6,803        5,781
                                                              --------     --------
  Total current assets......................................   258,059      309,269
Marketable securities.......................................        --        9,118
Deferred taxes, net.........................................    16,106        3,945
Property and equipment, net.................................    69,103       47,747
Capitalized software costs, net.............................     2,368        9,110
Other assets................................................     9,415        7,065
                                                              --------     --------
  Total assets..............................................  $355,051     $386,254
                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings.......................................  $    186     $    519
Accounts payable............................................    30,169       54,293
Accrued compensation and benefits...........................    10,551        8,906
Accrued expenses............................................    37,207       20,538
Current portion of capital lease obligations................     3,426        3,423
Deferred revenue............................................    23,547       19,527
                                                              --------     --------
  Total current liabilities.................................   105,086      107,206
Long-term borrowings........................................        --        9,242
Capital lease obligations, net of current portion...........    22,000        4,960
Commitments and contingencies (Notes 6, 7 and 15)
Stockholders' equity:
Preference stock, $.01 par value; 15,000,000 shares
  authorized; none issued...................................        --           --
Common stock, $.01 par value; 80,000,000 shares authorized;
  38,040,363 and 37,499,111 shares issued and outstanding at
  December 31, 1997 and 1996................................       380          376
Additional paid-in capital..................................   204,242      199,755
Retained earnings...........................................    25,425       64,429
Cumulative translation adjustment...........................    (2,077)        (602)
Unrealized gain (loss) on marketable securities, net........        (5)         888
                                                              --------     --------
  Total stockholders' equity................................   227,965      264,846
                                                              --------     --------
  Total liabilities and stockholders' equity................  $355,051     $386,254
                                                              ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                                     UNREALIZED
                                                                                                    (LOSS) GAIN
                                                                                                         ON
                                         COMMON STOCK        ADDITIONAL              CUMULATIVE      MARKETABLE         TOTAL
                                    ----------------------    PAID-IN     RETAINED   TRANSLATION    SECURITIES,     STOCKHOLDERS'
                                      SHARES     PAR VALUE    CAPITAL     EARNINGS   ADJUSTMENT         NET            EQUITY
                                    ----------   ---------   ----------   --------   -----------   --------------   -------------
Balance, December 31, 1994........  32,591,848     $326       $146,508    $ 10,874     $  (452)        $(414)         $156,842
Exercise of employee stock options
  and related tax benefit.........   2,323,033       23         26,389          --          --            --            26,412
Employee stock purchase plan
  shares..........................     131,994        2          1,151          --          --            --             1,153
Conversion of preferred stock to
  common stock....................     469,254        5          1,955          --          --            --             1,960
Exercise of stock purchase
  warrants........................      84,000        1             74          --          --            --                75
Foreign currency translation
  adjustment......................          --       --             --          --         (79)           --               (79)
Unrealized gain on marketable
  securities, net.................          --       --             --          --          --           638               638
Net income........................          --       --             --      21,859          --            --            21,859
Multilink paid dividends..........          --       --             --        (476)         --            --              (476)
                                    ----------     ----       --------    --------     -------         -----          --------
Balance, December 31, 1995........  35,600,129      357        176,077      32,257        (531)          224           208,384
Exercise of employee stock options
  and related tax benefit.........   1,300,155       13         21,061          --          --            --            21,074
Employee stock purchase plan
  shares..........................      73,827        1          1,878          --          --            --             1,879
Conversion of subordinated debt to
  common stock....................     525,000        5            739          --          --            --               744
Foreign currency translation
  adjustment......................          --       --             --          --         (71)           --               (71)
Unrealized gain on marketable
  securities, net.................          --       --             --          --          --           664               664
Net income........................          --       --             --      32,172          --            --            32,172
                                    ----------     ----       --------    --------     -------         -----          --------
Balance, December 31, 1996
  (Restated)......................  37,499,111      376        199,755      64,429        (602)          888           264,846
Exercise of employee stock options
  and related tax benefit.........     358,235        3          1,196          --          --            --             1,199
Employee stock purchase plan
  shares..........................     183,017        1          3,291          --          --            --             3,292
Foreign currency translation
  adjustment......................          --       --             --          --      (1,475)           --            (1,475)
Unrealized loss on marketable
  securities, net.................          --       --             --          --          --          (893)             (893)
Adjustment to conform Multilink's
  fiscal year.....................          --       --             --         394          --            --               394
Net loss..........................          --       --             --     (39,398)         --            --           (39,398)
                                    ----------     ----       --------    --------     -------         -----          --------
Balance, December 31, 1997........  38,040,363     $380       $204,242    $ 25,425     $(2,077)        $  (5)         $227,965
                                    ==========     ====       ========    ========     =======         =====          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                        (RESTATED)
Cash flows from operating activities:
  Net income (loss)........................................  $(39,398)   $ 32,172    $ 21,859
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization............................    35,221      22,744      18,699
  Deferred taxes, net......................................   (21,314)      1,955      (1,938)
  Other non-cash items.....................................     2,107        (225)       (111)
Changes in operating assets and liabilities:
  Accounts receivable......................................    34,508     (40,085)    (31,960)
  Inventories..............................................     6,637      (5,954)    (13,069)
  Other assets.............................................    (1,022)       (900)     (2,493)
  Accounts payable.........................................   (24,124)     27,906       7,405
  Accrued compensation and benefits and accrued expenses...    18,314      11,714      16,964
  Deferred revenue.........................................     4,020        (399)      5,786
                                                             --------    --------    --------
Net cash provided by operating activities..................    14,949      48,928      21,142
Cash flows from investing activities:
  Purchase of marketable securities........................   (26,392)    (20,115)    (71,772)
  Proceeds from marketable securities......................    42,276      25,987      70,902
  Additions to property and equipment......................   (21,645)    (39,877)    (18,207)
  Proceeds from disposals of property and equipment........        --         387          --
  Capitalized software costs...............................    (7,252)     (6,887)     (5,293)
  Purchase of other assets.................................    (5,350)       (565)         --
  Proceeds from sale of intangible asset...................        --       2,050          --
                                                             --------    --------    --------
Net cash used in investing activities......................   (18,363)    (39,020)    (24,370)
Cash flows from financing activities:
  Change in short-term borrowings..........................      (333)         38      (6,412)
  Change in long-term borrowings...........................    (9,242)     (3,784)     13,026
  Principal payments under capital lease obligations.......    (3,895)     (3,387)     (3,504)
  Proceeds from capital leases.............................        --       8,492          --
  Payment of Multilink dividends...........................        --          --        (476)
  Redemption of preferred stock............................        --          --        (650)
  Proceeds from exercise of stock options..................       954      10,676      14,025
  Proceeds from employee stock purchase plan...............     3,537       1,948       1,153
                                                             --------    --------    --------
Net cash provided by (used in) financing activities........    (8,979)     13,983      17,162
Adjustment to conform fiscal year of Multilink.............       394          --          --
Effect of exchange rate changes on cash....................    (1,475)       (151)        401
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......   (13,474)     23,740      14,335
Cash and cash equivalents at beginning of year.............    63,333      39,593      25,258
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 49,859    $ 63,333    $ 39,593
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

RESTATEMENT OF FINANCIAL STATEMENTS

     On September 19, 1997, after the Company's reexamination (with assistance from its outside auditors) of leasing and other indirect channel transactions, the Company announced that it would reverse revenue related to certain of these transactions and, as a result, the Company intended to restate its financial statements for the third and fourth quarters of 1996 and the first quarter of 1997. On November 13, 1997, after completion of its reexamination, the Company announced that it would also restate the second quarter of 1997. The restatements were required to reverse product sales recorded which contained rights of return, contingent liabilities, payment contingencies, payment uncertainties or product sales for which delivery did not occur at the end of the period. The restatements were required to record such product sales in the period in which the rights of return lapsed, contingencies or uncertainties were resolved, or delivery was completed. Certain transactions which were reversed have not been re-recorded as revenues in later periods. The financial statements and related notes to consolidated financial statements set forth in this Form 10-K reflect all such restatements. A summary of the impact of such restatements for the year ended December 31, 1996 including the financial condition and results of operations from the Multilink acquisition on July 22, 1997, accounted for as a pooling-of-interests, is as follows (in thousands):

                                                                    YEAR ENDED
                                                                DECEMBER 31, 1996
                                                              ----------------------
                                                              PREVIOUSLY       AS
                                                               REPORTED     RESTATED
                                                              ----------    --------
Revenues....................................................   $504,952     $490,225
Gross margin................................................    245,204      239,176
Income before taxes.........................................     54,123       48,095
Income tax expense..........................................     17,894       15,923
Net income..................................................     36,229       32,172
Net income per common share -- basic........................   $   1.00     $   0.89
Net income per common share -- diluted......................   $   0.91     $   0.81

                                                                DECEMBER 31, 1996
                                                              ----------------------
                                                              PREVIOUSLY       AS
                                                               REPORTED     RESTATED
                                                              ----------    --------
Total assets................................................   $389,522      386,254
Total liabilities...........................................   $120,632      121,408
Total stockholders' equity..................................   $268,890      264,846

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                             PICTURETEL CORPORATION

     The following information presents certain statement of operations data of the separate companies for the periods prior to the acquisition which for these purposes has been assumed to occur on June 29, 1997.

                                               SIX MONTHS ENDED          YEAR ENDED
                                                   JUNE 29,             DECEMBER 31,
                                              -------------------    -------------------
                                                1997       1996        1996       1995
                                              --------   --------    --------   --------
Revenues
     PictureTel.............................  $227,439   $221,083    $467,805   $346,758
     MultiLink..............................    12,462      9,662      22,420     17,041
Net income (loss)
     PictureTel.............................  $ (1,513)  $ 15,957    $ 30,598   $ 19,626
     MultiLink..............................    (1,376)       651       1,574      2,233

     In conjunction with the acquisition, MultiLink's fiscal year end has been changed from September 30 to December 31 to conform to the Company's fiscal year end. As a result, the financial statements for the years ended December 31, 1996 and 1997 include the results of operations and financial position of MultiLink for the year ended September 30, 1996 and the year ended December 31, 1997, respectively. Accordingly, MultiLink's results of operations and financial position for the quarter ended December 31, 1996 excluded from the financial statements are as follows (in thousands):

Revenues....................................................  $6,613
                                                              ======
Total cost of sales and operating expenses..................  $5,918
                                                              ======
Net income..................................................  $  394
                                                              ======

     The net income of $394,000 for the quarter ended December 31, 1996 has been credited directly to retained earnings.

     Intercompany sales from MultiLink to the Company were insignificant and have been eliminated in consolidation.

     Costs associated with the acquisition of $2,561,000 were charged to operations for the year ended December 31, 1997. These costs principally relate to investment banking, accounting and legal advisory fees and severance expense.

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

FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's non-U.S. subsidiaries, where the local currency is the functional currency, are translated using exchange rates in effect at the end of the year for assets and liabilities and average exchange rates during the year for results of operations. Related translation adjustments are reported as a separate component of stockholders' equity. Transaction gains and losses are recognized in the statement of operations.

                             PICTURETEL CORPORATION

FOREIGN EXCHANGE CONTRACTS

     The Company and its subsidiaries have entered into foreign currency forward contracts as a hedge against specific inter-company and foreign currency receivable transactions. Forward contracts involve agreements to purchase or sell foreign currencies at specific rates at future dates. The Company's hedging activities do not subject the Company to exchange rate risk because the gains and losses on these contracts offset the losses and gains on the assets, liabilities, and transactions being hedged. The criteria the Company uses for designating a forward contract as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of the forward contract to the underlying transaction. The Company's accounting for forward contracts used as a means of hedging exposure to foreign currency exchange risk is in accordance with the concepts established in SFAS No. 52, "Foreign Currency Translation" and various EITF pronouncements. The carrying amount of the forward contracts is the fair value which is determined by obtaining market prices. Gains and losses on forward contracts are deferred and recognized in the same period that the underlying transactions are settled. The contract premiums or discounts are amortized over the life of the foreign exchange contracts and are recognized in other income. At December 31, 1997 and 1996 the Company had contracts maturing through April 6, 1998 to purchase $24,627,000 and $18,534,000, respectively, in foreign currency (British pounds, French francs, German marks, Japanese yen, Swiss francs, Swedish krona and Australian dollars). Cash flows resulting from hedging contracts are classified in the same category as the cash flows from the items being hedged. The carrying amount of the foreign currency forward contracts is the fair value which is determined by obtaining market prices.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company classifies all debt and equity securities as available for sale. They are carried at their fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Those instruments with maturities between three months and twelve months, along with equity securities, are considered to be short-term marketable securities and investments with maturities of greater than one year are classified as long-term marketable securities. At December 31, 1997 and 1996 cash equivalents and marketable securities primarily consist of U.S. government securities, corporate and municipal issues and commercial paper.

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Building under capital
  lease.......................  18 years
Equipment.....................  2-5 years
Equipment and furniture under
  capital leases..............  3-5 years
Furniture and fixtures........  3-5 years
Leasehold improvements........  Estimated useful life or term of the lease, if shorter

                             PICTURETEL CORPORATION

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

     During the years ended December 31, 1997, 1996, and 1995, the Company capitalized approximately $7,252,000, $6,887,000, and $5,293,000, respectively, of software costs. During the years ended December 31, 1997, 1996, and 1995, the Company amortized approximately $13,994,000, $5,694,000, and $4,389,000, respectively, of software costs.

OTHER ASSETS

     Included in other assets are intangible assets which consist primarily of intellectual property rights and noncompete agreements which are amortized over their estimated useful life, which range from eighteen to thirty-six months. Accumulated amortization on intangible assets was $3,868,000 and $3,771,000 at December 31, 1997 and 1996, respectively. Also included in other assets are prepaid royalties and investments accounted for under the cost method. The Company reviews other long-term assets for any impairment in accordance with the Statement of Financial Accounting Standard No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121).

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

WARRANTY

     The Company provides a warranty for parts and labor on its products. Warranty periods are generally one year from installation date on sales to end-users and one year from delivery date on sales to distributors. In addition, warranty periods for certain software products, repairs, and upgraded parts are 90 days upon receipt. Estimated costs related to warranty are recorded at the time of revenue recognition.

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

                             PICTURETEL CORPORATION

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share
(EPS). Basic EPS excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed by dividing income available to common stockholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method. All earnings per share amounts have been restated to conform with the SFAS 128 requirements. The following table reconciles the numerator and the denominators of the basic and diluted EPS computations shown on the Consolidated Statements of Operations (in thousands, except per share data):

                                                                     FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                1997         1996        1995
                                                              --------    ----------    -------
                                                                          (RESTATED)
BASIC EPS COMPUTATION:
Numerator:
  Net income (loss).........................................  ($39,398)    $32,172      $21,859
                                                              ========     =======      =======
Denominator:
  Weighted average common shares outstanding................    37,760      36,097       34,178
                                                              ========     =======      =======
Basic EPS...................................................  $  (1.04)    $  0.89      $  0.64
                                                              ========     =======      =======
DILUTED EPS COMPUTATION:
Numerator:
  Net income (loss).........................................  ($39,398)    $32,172      $21,859
                                                              ========     =======      =======
Denominator:
  Weighted average common shares outstanding................    37,760      36,097       34,178
  Stock options.............................................        --       3,501        4,250
                                                              --------     -------      -------
     Total Shares...........................................    37,760      39,598       38,428
                                                              ========     =======      =======
Diluted EPS.................................................  $  (1.04)    $  0.81      $  0.57
                                                              ========     =======      =======

     Options to purchase shares of the Company's common stock of 4,729,391 at December 31, 1997 were outstanding during the year but were not included in the computation of diluted EPS because they were antidilutive due to the net loss sustained in 1997. Options to purchase shares of the Company's common stock of 1,061,600 and 360,750 for the years ended December 31, 1996, and 1995, respectively, were outstanding during the respective periods but were not included in the computation of diluted EPS because the exercise price of the options, which range from $34.38 to $40.50 for 1996, and $24.44 to $35.13 for 1995, was greater than the average market price of the common stock for the reported period.

                             PICTURETEL CORPORATION

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

NEWLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998 and does not expect that the statement will have a material impact on its financial position or results of operations as the statement requires only additional disclosure. The additional disclosure will include comprehensive income, which will differ from historical net income by the amount of the translation adjustments and unrealized gain (loss) on investments included as separate components of stockholders' equity.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about their operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and material geographic locations in which the entity holds assets and reports revenues. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998. The Company is currently evaluating the effects of this change on its reporting of segment and geographic information but does not expect the statement to have a material impact on its financial position or results of operations as the statement requires only additional disclosure.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." The Company will adopt SOP 97-2 effective January 1, 1998. The Company does not expect the new pronouncement will have a material impact on its financial position or results of operations.

     In January 1997, the U.S. Securities and Exchange Commission issued Financial Reporting Release No. 48 which expands the disclosure requirements for certain derivative and other financial instruments. The Company adopted the enhanced accounting policy disclosure requirements in the fourth quarter of the fiscal

                             PICTURETEL CORPORATION
year ending December 31, 1997. The Company will begin furnishing the qualitative and quantitative disclosures of market risk in the second quarter of the fiscal year ending December 31, 1998 and expects to adopt the tabular presentation.

3.  INVENTORIES:

     Inventories consist of the following (in thousands):

                                                              DECEMBER 31,
                                                          ---------------------
                                                           1997         1996
                                                          -------    ----------
                                                                     (RESTATED)
Purchased parts.........................................  $ 2,983     $ 7,088
Work in process.........................................    2,128       2,858
Finished goods..........................................   39,790      41,592
                                                          -------     -------
                                                          $44,901     $51,538
                                                          =======     =======

4.  MARKETABLE SECURITIES:

     At December 31, 1997 and 1996, marketable securities can be summarized as follows (in thousands):

                                                    AVAILABLE FOR SALE SECURITIES
                                             --------------------------------------------
                                                     1997                    1996
                                             --------------------    --------------------
                                             AMORTIZED     FAIR      AMORTIZED     FAIR
                                               COST        VALUE       COST        VALUE
                                             ---------    -------    ---------    -------
U. S. Government and its agencies..........   $16,296     $16,291     $42,992     $42,956
Municipal Issues...........................    15,863      15,861       3,352       3,353
                                              -------     -------     -------     -------
  Total Debt Securities....................    32,159      32,152      46,344      46,309
Equity Securities..........................        --          --         482       1,727
                                              -------     -------     -------     -------
                                              $32,159     $32,152     $46,826     $48,036
                                              =======     =======     =======     =======

     Unrealized holding losses of $7,000 for 1997 and gains of $1,210,000 for 1996 are included as a separate component of stockholders' equity, net of tax. Realized gains of approximately $1,500,000, $3,000,000 and $107,000 from the sales of available for sale securities are included in other income for the years ended December 31, 1997, 1996 and 1995, respectively.

     At December 31, 1997 all of the Company's marketable securities have stated maturity dates within one year of the balance sheet date.

                             PICTURETEL CORPORATION

5.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Building under capital lease...........................  $ 20,938    $     --
Equipment..............................................    96,589      83,954
Equipment and furniture under capital leases...........     9,665      12,581
Furniture and fixtures.................................    10,831       7,588
Leasehold improvements.................................    11,442       5,489
                                                         --------    --------
                                                          149,465     109,612
Less: Accumulated depreciation and amortization........    80,362      61,865
                                                         --------    --------
                                                         $ 69,103    $ 47,747
                                                         ========    ========

     At December 31, 1997 and 1996 accumulated amortization amounted to $4,865,000 and $4,385,000 on equipment and furniture under capital leases. At December 31, 1997, accumulated amortization amounted to $388,000 on the buildings under capital leases. Depreciation expense for the years ended December 31, 1997, 1996, and 1995 was $21,227,000, $17,741,000 and $13,684,000,
respectively.

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

     In addition, the Company has $29,100,000 of outstanding standby letters of credit under this agreement. Fees for letters of credit outstanding against this revolving credit line were payable at one percent to one and one-half percent per annum of the face amount.

     The unsecured revolving credit agreement contains certain financial covenants, including the maintenance of certain ratios including total liabilities to tangible net worth and operating cash flow to total debt services. In addition, the Company is required to at all times maintain in a cash collateral account with the lending institutions not less than $45,000,000 of unencumbered cash and cash equivalents. At December 31, 1997 no borrowings were outstanding under this credit agreement. At December 31, 1996, $9,242,000 was outstanding under this credit agreement. The Company was in compliance with, or compliance was waived for, all covenants.

     Local lines of credit are available for short-term advances of up to $4,400,000 to certain of the Company's foreign subsidiaries. Most of these lines are guaranteed by the Company. The agreements require interest payable ranging from the bank's base rate plus one to one and one half of a percent per annum, and facility fees of up to one eighth of one percent of the facility amount per annum. No borrowings were outstanding against these local lines of credit at December 31, 1997. A total of $519,000 was borrowed against these local lines of credit at December 31, 1996. At December 31, 1997 and 1996, the weighted average interest rate on outstanding short-term borrowings was 4.8% and 4.6%, respectively.

                             PICTURETEL CORPORATION

7.  COMMITMENTS:

     The Company has commitments under capital and non-cancelable operating leases for office and manufacturing space. The facilities leases are for terms ranging from one to eighteen years. The leases usually contain provisions which allow for expansion, extension and termination. Total rent expense for operating leases was $11,600,000, $9,619,000 and $7,238,000 for the years ended December 31, 1997, 1996, and 1995, respectively. The Company entered into an eighteen year lease agreement for an additional building at 50 Minuteman Road in Andover, Massachusetts. Beginning in August, 1997 the Company took possession of the building, accounting for it as a capital lease.

     The Company is lessee under several capital lease and sale-leaseback agreements with third parties for certain leasehold improvements, equipment and furniture.

     Future minimum lease payments under capital and operating leases with initial or remaining terms of one year or more are (in thousands):

                                                          CAPITAL    OPERATING
                                                          LEASES      LEASES
                                                          -------    ---------
1998....................................................  $ 5,534     $12,593
1999....................................................    4,106       5,767
2000....................................................    2,353       5,219
2001....................................................    2,353       4,975
2002....................................................    2,353       4,600
Thereafter..............................................   29,802      38,772
                                                          -------     -------
Total future minimum lease payments.....................  $46,501     $71,926
                                                          =======     =======
Less amount representing interest.......................   21,075
Present value of net future minimum lease payments......   25,426
Less current portion....................................    3,426
Long-term obligation under capital leases...............  $22,000
                                                          =======

     In addition to the above obligations, the Company has entered into an agreement to lease an additional facility, currently under construction at 200 Minuteman Road in Andover. The agreement calls for monthly payments of $312,500 for eighteen years with buyout options after five and ten years. Rental payments do not begin until November 1, 1998. The lease will be accounted for as a capital lease when construction is completed. Due to the unexpected slowdown in revenue growth, the Company is considering alternatives other than immediate occupancy.

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

                             PICTURETEL CORPORATION

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

STOCK-BASED COMPENSATION PLANS

     The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation costs were recognized in 1997, 1996, and 1995.

     Net income (loss) and net income (loss) per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows (in thousands, except per share amounts):

                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  1997       1996       1995
                                                                --------    -------    -------
                                                                          (RESTATED)
Net income (loss)..............................  As reported    $(39,398)   $32,172    $21,859
                                                 Pro forma..     (46,554)    25,812     20,154
Net income (loss) per share -- Basic...........  As reported    $  (1.04)   $  0.89       0.64
                                                 Pro forma         (1.23)      0.72       0.59
Net income (loss) per share -- Diluted.........  As reported    $  (1.04)   $  0.81       0.57
                                                 Pro forma         (1.23)      0.65       0.52

     The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted after January 1, 1995 and additional awards in future years are anticipated.

EMPLOYEE STOCK PURCHASE PLAN

     On April 15, 1994 the Company adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees are able to purchase shares of the Company's Common Stock at 85% of the market value at

                             PICTURETEL CORPORATION
the date of the start of each six month option period or the end of such period, whichever is lower. The Plan was amended effective October 18, 1996 and approved at the Annual Meeting on June 12, 1997 so as to change the service eligibility for Plan participation to six months. Under the provisions of the Plan up to 1,000,000 shares are authorized after the Stock Split. Shares purchased under the Plan in 1997, 1996 and 1995 totaled 183,017, 73,827 and 131,994, respectively. The weighted average grant date fair value of the shares purchased was $7.62, $7.86 and $4.43 in 1997, 1996 and 1995, respectively. There are 611,162 shares available under the Plan at December 31, 1997.

     For the purpose of providing pro forma disclosures, the fair value of shares purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 1997, 1996 and 1995, respectively: a risk-free interest rate of 6.07%, 5.23% and 5.89%, an expected life of 6 months, expected volatility of 56%, 50% and 50%, and no expected dividends.

STOCK OPTION PLANS

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

     On November 5, 1997, the Compensation Committee of the Board of Directors granted replacement options at the rate of four replacement options for every five outstanding options (including replacement options granted in February, 1997) returned, at an exercise price of $9.187 per share, to all employees other than the executive officers and directors (and other than those few who did not consent) holding outstanding options exercisable at a price of $10.00 or more. The replacement options become exercisable (unless accelerated by the committee) over a four-year period, and to the extent the canceled options had already become exercisable, such portion of the new option will become exercisable in six months from the date of re-grant and the remaining options will become exercisable over a four-year period commencing in November, 1998.

     On November 14, 1989, the Company's shareholders approved the PictureTel Equity Incentive Plan. As of December 31, 1997 shareholders have authorized the issuance of up to 9,000,000 shares of post Stock Split Common Stock under the Plan. The Equity Incentive Plan permits the granting of non-statutory and incentive stock options, a variety of stock and stock-based awards and related benefits, and cash performance awards, which are in addition to option grants under the 1984 Amended and Restated Stock Option Plan, to employees and other persons who are in a position to make significant contributions to the success of the Company.

     Effective October 23, 1992, the Board of Directors adopted the 1992 Non-Employee Directors' Stock Option Plan. As of December 31, 1997 shareholders have authorized the issuance of up to 430,000 shares of Common Stock under the Plan to eligible non-employee directors. Under this Plan each non-employee director at October 23, 1992 and each non-employee director subsequently elected receives, at October 23, 1992 or the director's first election date, a non-statutory option to purchase 40,000 shares of post Stock Split Common Stock at an exercise price equal to the fair market value of the stock on the effective date of grant. The Plan was amended at the Annual Meeting on June 17, 1996 so as to increase the aggregate number of shares available for issuance under the Plan from 280,000 to 430,000, and to further provide, as of August 1, 1996, for the automatic grant of a non-statutory option to purchase 20,000 shares of Common Stock to directors who have been directors for more than two years on August 1, 1996, and on the later date of first election of any other director and thereafter, for the annual grant of stock options to purchase 5,000 shares of the Company's Common Stock on August first of each year, commencing on August 1, 1997, so long as such

                             PICTURETEL CORPORATION
individual is serving as a director on the applicable August first date, provided that no such annual option for 5,000 shares shall be granted to a director who first became a director of the Company within six months prior to August first of said year. All options expire ten years after the effective date of grant, and such options become exercisable over a four year period. At December 31, 1997 there were 1,424,103 shares available for future grant under these plans.

     Effective upon the consummation of the Merger on July 22, 1997, the Board of Directors of PictureTel Corporation voted to assume the 1984, 1986, 1987 and 1996 Multilink, Inc. Stock Options Plans and renamed the 1984, 1986, 1987 and 1996 PictureTel (Multilink) Option Plans (the "Plans"), as appropriate, and providing for the issuance of shares of Common Stock of PictureTel in replacement for Multilink Common Stock upon the exercise thereof. The Compensation Committee of the Board of Directors administers the Multilink Option Plans assumed (and renamed) by PictureTel. There is reserved for issuance under the Plans 655,419 shares of Common Stock of PictureTel Corporation to be issued upon exercise of the options outstanding under the Plans. No additional options will be issued under the Plans.

     The following table summarizes the Company's stock option plans at December 31, 1997, 1996, and 1995, and changes during the years then ended:

                                  1997                      1996                      1995
                         -----------------------   -----------------------    ----------------------
                                       WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                        AVERAGE                   AVERAGE                   AVERAGE
                                       EXERCISE                  EXERCISE                  EXERCISE
                            SHARES       PRICE        SHARES       PRICE        SHARES       PRICE
                         -----------   ---------    ----------   ---------    ----------   ---------
Outstanding at
  beginning of year....    5,252,627    $17.82       5,296,989    $10.93       6,582,531     $ 7.19
Granted at fair market
  value................    4,351,943     13.17       1,608,889     31.94       1,209,084      21.87
Exercised..............     (342,222)     4.95      (1,314,188)     8.18      (2,314,228)      6.02
Forfeited..............   (4,532,957)    21.22        (339,063)    14.50        (180,398)     10.79
                          ----------                ----------                ----------
Outstanding at end of
  year.................    4,729,391    $11.22       5,252,627    $17.82       5,296,989     $10.93
                          ==========                ==========                ==========
Options exercisable at
  year-end.............    2,037,160    $10.06       2,067,035    $ 9.59       2,033,612     $ 6.93
Weighted-average grant-
  date fair value of
  options granted
  during the year at
  fair market value....                 $ 7.62                    $16.80                    $11.48

                             PICTURETEL CORPORATION

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                   OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                     -----------------------------------------------   ---------------------------
                       NUMBER     WEIGHTED-AVERAGE                       NUMBER
                     OUTSTANDING      REMAINING         WEIGHTED-      EXERCISABLE     WEIGHTED
     RANGE OF            AT       CONTRACTUAL LIFE       AVERAGE           AT          AVERAGE
  EXERCISE PRICES     12/31/97       (IN YEARS)       EXERCISE PRICE    12/31/97    EXERCISE PRICE
-------------------  -----------  -----------------   --------------   -----------  --------------
$0.268   -    8.500     614,060         5.06              $ 5.35          463,346       $ 4.91
 8.625   -    8.875     695,721         6.78                8.87          503,676         8.87
 8.929   -    9.000     274,646         7.36                8.95          186,239         8.96
 9.187   -    9.187     862,183         9.84                9.18                0         0.00
 9.188   -    9.625   1,042,264         7.31                9.40          504,614         9.61
 9.750   -   16.875     997,627         8.18               14.64          266,608        12.22
18.440   -   40.500     242,890         8.17               36.24          112,676        35.24
                      ---------                                         ---------
$0.268   -   40.500   4,729,391         7.63              $11.22        2,037,159       $10.06
                      =========                                         =========

     For the purpose of providing pro forma disclosures, the fair values of options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: a risk-free interest rate of 6.06%, 5.95% and 6.13%, an expected life of 5.5, 4 and 4 years, expected volatility of 57%, 50% and 50% (No volatility assumption was used for Multilink options) and no expected dividends.

9.  INCOME TAXES:

     Significant items making up total net deferred tax assets are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Net operating loss and tax credit carryforwards.............  $23,825    $10,125
Inventory reserves..........................................    3,553      2,338
Other temporary differences.................................   12,623      2,711
Valuation allowance.........................................   (8,280)    (4,767)
                                                              -------    -------
Total net deferred tax assets...............................  $31,721    $10,407
                                                              =======    =======

     Other temporary differences principally represent bad debt and warranty reserves, depreciation and vacation and other payroll related differences. The valuation allowance primarily offsets the deferred benefit of certain federal and state tax credit carryforwards whose benefit is uncertain. The Company has recorded a deferred tax asset of approximately $7,230,000 reflecting the benefit of deductions from the exercise of stock options. This deferred tax asset is partially offset by a valuation allowance of $3,959,000 until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this valuation allowance will be recorded as a credit to additional paid in capital when realized. At December 31, 1997, the realization of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. The amount of the net deferred tax asset considered realizable could be significantly or completely reduced. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized.

                             PICTURETEL CORPORATION

     The provision (benefit) for income taxes consisted of the following (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------    -------    -------
                                                                        (RESTATED)
Federal income taxes:
  Currently payable.........................................  $  2,742    $ 8,509    $ 8,276
  Deferred..................................................   (18,161)     3,098     (1,693)
State income taxes:
  Currently payable.........................................        --        377      1,474
  Deferred..................................................    (3,134)     1,375        (77)
Foreign taxes:
  Currently payable.........................................     2,002      3,368      1,430
  Deferred..................................................       459       (804)      (168)
                                                              --------    -------    -------
Total.......................................................  $(16,092)   $15,923    $ 9,242
                                                              ========    =======    =======

     The differences between the statutory federal income tax rate and the Company's effective income tax rate were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1997     1996     1995
                                                              ------    -----    -----
Statutory federal income tax rate...........................  (35.0%)   35.0%    35.0%
State income tax, net of federal tax benefit................   (4.7)     3.0      4.9
Federal and state tax credits from research and
  development...............................................   (0.9)    (1.4)    (2.0)
Difference between foreign and US tax rates and the benefit
  of the foreign sales corporation..........................    0.7     (2.1)    (1.0)
Change in deferred asset valuation allowance................    5.0     (2.8)    (7.8)
Other.......................................................    5.9      1.4      0.6
                                                              -----     ----     ----
Effective tax rate..........................................  (29.0%)   33.1%    29.7%
                                                              -----     ----     ----

     At December 31, 1997, the Company had remaining net operating loss ("NOL") carryforwards available of approximately $37,959,000 to offset future federal and state taxable income. The Company also has unused federal research and development tax credits of approximately $2,857,000. The NOL and tax credit carryforwards expire at various dates through the year 2008 and 2009, respectively. As a result of prior equity issuances, the Company's use of NOL carryforwards incurred prior to July 1988 is subject to certain annual limitations. At December 31, 1997, approximately $3,975,000 of the available NOL carryforwards have an annual limitation amount of approximately $662,000 that may be used to reduce the Company's taxable income in the future.

10.  EMPLOYEE BENEFIT PLANS:

     The Company has a defined contribution profit sharing plan, including features under Section 401(k) of the Internal Revenue Code, which will provide retirement benefits to its employees. The Plan covers substantially all employees of the Company and eligible participants may contribute up to 15% of their pay on a pretax basis subject to annual dollar limits established by the Internal Revenue Code and plan limitations. The Plan document states that the Company will provide at least 33.3% matching contribution up to the first 3% of each participant's eligible compensation. For the years ended December 31, 1997, 1996 and 1995 the Company's matching contribution up to the first 3% of each participant's eligible compensation was 50%, 33.3% and 50% respectively or $929,000, $857,000 and $661,000, respectively.

                             PICTURETEL CORPORATION

     The Company assumed the Multilink, Inc. 401K Plan as a result of the acquisition in July 1997. However, the Company has filed a Plan termination with the Internal Revenue Service. The final termination of the Plan is pending. No Company contributions were made to the Multilink Plan in 1997, 1996 or 1995.

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

                                         UNITED STATES    EUROPE    ASIA/PACIFIC   ELIMINATIONS   CONSOLIDATED
                                         -------------   --------   ------------   ------------   ------------
YEAR ENDED DECEMBER 31, 1997:
Total revenues
  Unaffiliated customers...............    $286,387      $107,080     $72,958              --       $466,425
  Inter-company transfers..............     110,671             6          --       $(110,677)            --
                                           --------      --------     -------       ---------       --------
     Total.............................    $397,058      $107,086     $72,958       $(110,677)      $466,425
                                           ========      ========     =======       =========       ========
Income (loss) from operations..........    $(63,159)     $ (3,345)    $ 9,152       $     502       $(56,850)
                                           ========      ========     =======       =========       ========
Identifiable assets....................    $284,133      $ 54,500     $29,885       $ (87,500)      $281,018
                                           ========      ========     =======       =========
Corporate assets.......................                                                               74,033
                                                                                                    --------
     Total assets......................                                                             $355,051
                                                                                                    ========
YEAR ENDED DECEMBER 31, 1996 (RESTATED):
Total revenues
  Unaffiliated customers...............    $321,418      $111,158     $57,649              --       $490,225
  Inter-company transfers..............     101,230           630          --       $(101,860)            --
                                           --------      --------     -------       ---------       --------
     Total.............................    $422,648      $111,788     $57,649       $(101,860)      $490,225
                                           ========      ========     =======       =========       ========
Income (loss) from operations..........    $ 28,984      $  6,201     $ 3,383       $   2,446       $ 41,014
                                           ========      ========     =======       =========       ========
Identifiable assets....................    $262,184      $ 54,136     $25,691       $ (23,984)      $318,027
                                           ========      ========     =======       =========
Corporate assets.......................                                                               68,227
                                                                                                    --------
          Total assets.................                                                             $386,254
                                                                                                    ========
YEAR ENDED DECEMBER 31, 1995:
Total revenues
  Unaffiliated customers...............    $248,781      $ 79,010     $36,008              --       $363,799
  Inter-company transfers..............      80,300           701          --       $ (81,001)            --
                                           --------      --------     -------       ---------       --------
     Total.............................    $329,081      $ 79,711     $36,008       $ (81,001)      $363,799
Income (loss) from operations..........    $ 26,783      $ (1,515)    $ 1,037       $   1,649       $ 27,954
                                           ========      ========     =======       =========       ========
Identifiable assets....................    $205,968      $ 42,196     $17,434       $ (26,254)      $239,344
                                           ========      ========     =======       =========
Corporate assets.......................                                                               61,269
                                                                                                    --------
          Total assets.................                                                             $300,613
                                                                                                    ========

                             PICTURETEL CORPORATION

     The United States inter-company transfers primarily represent shipments of systems to international subsidiaries. The inter-company transfers of systems are made at transfer prices which approximate cost to distributors plus an appropriate mark up, and are eliminated from consolidated revenues. Corporate assets consist primarily of marketable securities.

     Export sales to unaffiliated customers from the Company's United States operations were as follows (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                               1997         1996        1995
                                                              -------    ----------    -------
                                                                         (RESTATED)
Europe......................................................  $    35    $    3,391    $ 4,348
Canada......................................................    7,329         8,319      8,341
Asia/Pacific................................................   20,769        19,332     13,220
Other.......................................................   13,534        15,638      8,709
                                                              -------    ----------    -------
                                                              $41,667    $   46,680    $34,618
                                                              =======    ==========    =======

     In 1997, 1996 and 1995 no customer accounted for 10% or more of total revenues.

12.  UNAUDITED INTERIM FINANCIAL INFORMATION

     Quarterly financial information is as follows (in thousands, except per share data):

                                                 FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                                 -------------   --------------   -------------   --------------
1997
Revenues.......................................    $121,935         $117,966        $109,689         $116,835
Gross margin...................................      58,737           51,695          42,816           37,266
Net income (loss)..............................       2,011           (4,900)        (16,715)         (19,794)
Net income (loss) per common share -- basic....    $   0.05         $  (0.13)       $  (0.44)        $  (0.52)
Net income (loss) per common
  share -- diluted.............................    $   0.05         $  (0.13)       $  (0.44)        $  (0.52)
1996
Revenues.......................................    $108,055         $122,690        $120,785         $138,695
Gross margin...................................      52,971           61,026          59,223           65,956
Net income.....................................       6,943            9,664           6,884            8,681
Net income per common share -- basic...........    $   0.20         $   0.27        $   0.19         $   0.24
Net income per common share -- diluted.........    $   0.17         $   0.24        $   0.17         $   0.22

     The above schedules reflect the restatements to the third and fourth quarters of 1996 and the first and second quarters of 1997 as discussed in Note 1.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                               1997       1996       1995
                                                              -------    -------    -------
Supplemental cash flow information:
  Interest paid.............................................  $ 1,722    $ 1,036    $ 1,050
  Income taxes paid.........................................  $ 4,237    $ 2,676    $ 4,274
Supplemental disclosure of non-cash investing activity:
  Building acquired under capital lease.....................  $20,938    $    --    $    --

                             PICTURETEL CORPORATION

14.  OTHER CHARGES AND FOURTH QUARTER ADJUSTMENTS

     During the year ended December 31, 1997, the Company recorded other charges of $42,664,000. Other charges of $16,096,000 reported as part of cost of goods sold include $4,940,000 for various write-downs of excess and obsolete inventory to their net realizable value as a result of lower than forecasted demand, $9,881,000 to record impairment charges associated with software development projects canceled as a result of a realignment in the Company's planned product offerings, $1,122,000 for product retrofit accruals, and $153,000 related to work-force reductions and organizational realignment as a result of activities undertaken to reduce the Company's cost structure to bring it in line with lower-than-expected revenues.

     Other charges of $21,568,000 reported as part of operating expenses include $2,561,000 recorded in connection with the acquisition of MultiLink, $4,373,000 related to severance expense and sales office closings associated with the acquisition of MultiLink and PictureTel related work-force reductions as a result of activities undertaken to reduce the Company's cost structure to bring it in line with lower-than-expected revenues, $6,475,000 in specific accounts and notes receivable write-offs and provisions for allowances for doubtful accounts, $3,900,000 in provisions for sales taxes primarily related to MultiLink, $1,880,000 in advances written-off to reflect current business conditions and shifts in distribution channels, and $2,379,000 in charges related to other miscellaneous matters.

     In addition the Company established a $1,500,000 provision recorded against revenue to accrue for estimated sales returns and allowances. Other charges of $3,500,000 included in other income/expense include the write-off of certain equity investments to reflect current business conditions.

     The Company recorded $24,830,000 of the charges referred to above during the fourth quarter of 1997. Other charges of $12,076,000 recorded during the fourth quarter reported as part of cost of goods sold include $9,881,000 to record impairment charges associated with canceled software development projects, $1,073,000 for various write-downs of excess and obsolete inventory, and $1,122,000 for product retrofit accruals. Other charges of $12,254,000 recorded during the fourth quarter reported as part of operating expenses include $2,664,000 in severance expense and sales office closings, $3,900,000 in provisions for sales taxes, $3,975,000 in specific accounts receivable write-offs and provisions for allowances for doubtful accounts, $500,000 for an advance to a vertical partner written-off, and $1,715,000 in charges related to other miscellaneous matters.

15.  LITIGATION

  Datapoint

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleges that certain of the Company's products infringe patent rights allegedly owned by Datapoint. Datapoint has been joined as plaintiff by John Frassanito and David Monroe, two individuals who claim to have rights to Datapoint's patents. The plaintiffs seek approximately $100-190 million in damages for alleged past infringement and an injunction against alleged future infringement. In the fall of 1995, the Court appointed a Special Master to consider the Company's motion for summary judgment of non-infringement. The Special Master recommended that the motion for summary judgment be denied. On September 16, 1996, the Court adopted the Special Master's claim construction of the Datapoint patents and denied PictureTel's summary judgment motion. The Company believes that it has meritorious defenses to the allegations of the complaint, and is vigorously defending against the lawsuit. On March 16, 1998, the case went to trial before a jury. Efforts at non-binding mediation were unsuccessful.

     In the event the Company is found to be infringing a valid patent or patents, the Company could be required to pay damages for past infringement and cease the sale of products incorporating the infringing feature (or be required to take a license and pay royalties with respect to such patents). There can be no assurance that the Company will prevail. The Company believes that an adverse outcome of the lawsuit would

                             PICTURETEL CORPORATION
have a material adverse effect on the business or financial position, results of operations and cash flow of the Company.

  Shareholder Litigation

     Since September 23, 1997, seven class action shareholders' complaints were filed against the Company, Norman E. Gaut, Chairman of the Board and Chief Executive Officer, and Les Strauss, the former Vice President and Chief Financial Officer, in the United States District Court for the District of Massachusetts. The plaintiffs, who brought these actions on behalf of themselves and others similarly situated, are: (1) Faith Egli, Civil Action No. 97-12135-DPW; (2) Jerome H. Lipman, IRA, Civil Action No. 97-12238-DPW; (3) Daniel Frucher, Civil Action No. 97-12310-DPW; (4) Edmond J. Proulx and James Harris, Civil Action No. 97-12345-DPW; (5) Marvin Barab and Thomas J. Curley, Civil Action No. 97-12338-DPW; (6) Mark Szen and Nancy Szen, Civil Action No. 97-12439-DPW; and (7) Michael D. Kugler, Civil Action No. 97-12537 PBS. These plaintiffs have consolidated their lawsuits onto one lawsuit and filed a consolidated complaint on February 11, 1998, encaptioned In re PictureTel Corporation Securities Litigation, Civil Action No. 97-12135-DPW.

     The original complaints were filed following the Company's announcement on September 19, 1997, that it would restate its financial results for the first quarter of fiscal 1997 and the last two quarters of fiscal 1996, and were amended when the Company announced that it would also restate the second fiscal quarter of 1997 on November 13, 1997. The consolidated Complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, during the period from October 17, 1996 through November 13, 1997, through the alleged preparation and dissemination of materially false and misleading financial statements which artificially inflated the prices of PictureTel common stock. The consolidated Complaint seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Company is currently investigating the allegations in the consolidated complaint and will respond to the allegations in a timely fashion when responses become due.

     No discovery has occurred and the Company expresses no opinion as to the likely outcome.

  NV Technologies, Inc. d/b/a NuVision Technologies, Inc.

     On January 23, 1998, the Company filed PictureTel Corporation v. NV Technologies d/b/a NuVision Technologies, Inc., Civil Action No. 98-166-C, for breach of contract in the Massachusetts Superior Court in Essex County, seeking the repayment of approximately $4,000,000 from NuVision Technologies, Inc. for products sold by the Company.

     On February 17, 1998, the Company filed PictureTel Corporation v. NV Technologies, Inc. d/b/a NuVision Technologies, Inc., et al., Civil Action No. 98-337A, in the Massachusetts Superior Court in Essex County for false advertising and unfair business practices. On February 23, 1998, the court issued a preliminary injunction against NuVision Technologies, Inc., and all persons acting in concert, participation or combination with them, prohibiting them from continuing to publish a certain advertisement that the company alleges is false and misleading and contains confidential and proprietary information of the Company. As of March 9, 1998, the advertisement in question had continued to be published and the Company is pursuing its legal remedies.

     Since both actions have recently started, the Company expresses no opinion about their likely outcomes.

  NV Holdings, Inc.

     On February 13, 1998, NV Holdings, Inc., which may be related to NuVision Technologies, Inc., filed a complaint in the State District Court for Dallas County, Texas, NV Holdings, Inc. v. PictureTel Corporation, Cause No. DF 98-01404 alleging against PictureTel tortious interference with business advantage and existing contracts as well as business disparagement and slander. While the plaintiff has listed no specific damages they

                             PICTURETEL CORPORATION
are seeking an injunction and $20,000,000 in punitive damages. The Company believes that it has meritorious defenses to the allegations of the complaint filed against it, and is vigorously defending against the lawsuit.

     Since this action has recently started, the Company expresses no opinion about its likely outcome.

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

                                            COOPERS & LYBRAND L.L.P.
Boston, Massachusetts
March 30, 1998

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                            CHARGE TO
                                          BALANCE AT        COSTS AND                     BALANCE AT
                                       BEGINNING OF YEAR     EXPENSES     DEDUCTIONS      END OF YEAR
                                       -----------------    ----------    ----------      -----------
Year Ended December 31, 1995:
Accounts receivable reserves.........     $1,785,000        $  446,000    $  432,000(a)   $1,799,000
Inventory reserves...................     $3,171,000        $3,036,000    $3,339,000(b)   $2,868,000
Warranty reserves....................     $1,657,000        $2,181,000    $1,343,000(c)   $2,495,000

Year Ended December 31, 1996:
Accounts receivable reserves.........     $1,799,000        $2,926,000    $1,389,000(a)   $3,336,000
Inventory reserves...................     $2,868,000        $3,449,000    $4,766,000(b)   $1,551,000
Warranty reserves....................     $2,495,000        $4,348,000    $3,938,000(c)   $2,905,000

Year Ended December 31, 1997:
Accounts receivable reserves.........     $3,336,000        $5,137,000    $2,158,000(a)   $6,315,000
Inventory reserves...................     $1,551,000        $4,476,000    $  760,000(b)   $5,267,000
Warranty reserves....................     $2,905,000        $7,396,000    $5,574,000(c)   $4,727,000

---------------
(a) Specific write-offs

(b) Specific dispositions

(c) Specific usage

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item is incorporated by reference herein to information contained under the heading "Item 1 -- Election of Directors", subheadings "Nominees for Election", Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive 1998 Proxy Statement.

ITEM 11:  EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference herein to information contained under the heading "Item 1 -- Election of Directors", subheadings "Directors Compensation", "management Compensation" and "Employment, Severance and Other Agreements" in the definitive 1998 Proxy Statement. (information in the 1998 Proxy Statement under "Report of the Compensation Committee" and "Performance Graph" is not incorporated by reference.)

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference herein to information contained under the heading "Security Ownership" in the definitive 1998 Proxy Statement.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference herein to information contained under the heading "Certain Relationships and Related Transactions" [there was no such heading in 1996] in the definitive 1998 Proxy Statement.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     Report of Independent Accountants

     Consolidated Statements of Operations for the Years ended December 31,
       1997, 1996 and 1995

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended December 31,
       1997, 1996 and 1995

     Notes to Consolidated Financial Statements

    2. FINANCIAL STATEMENT SCHEDULE

     Report of Independent Accountants

     Schedule II -- Valuation and Qualifying Accounts

     Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) REPORTS ON FORM 8-K

     1. On February 10, 1998, the Company filed a report on Form 8-K to announce the appointment of Bruce R. Bond as President and Chief Executive Officer effective March 1, 1998 succeeding Dr. Norman E. Gaut who will continue to serve as Chairman of the Board of Directors. In addition, the Company announced the resignation of Vinod Khosla from the Board of Directors effective February 27, 1998. Mr. Khosla is succeeded by Mr. Bond who joined the Board effective March 1, 1998.

(c) EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
3.1      Third Restated Certificate of Incorporation of Registrant,
         effective June 10, 1992 (incorporated by reference to
         Exhibit 3.1.4 to Registrant's Quarterly Report on Form 10-Q
         for the quarter ended June 27, 1992)
3.2      By-Laws as amended September 13, 1994 (incorporated by
         reference to Exhibit 1 to the Registrant's Current Report on
         Form 8-K filed September 14, 1994)
4.1      Form of Common Stock Certificate (incorporated by reference to Exhibit 4(b) to Registrant's Registration Statement on
         Form S-8, Registration Number 33-36315 effective August 10,
         1990)
4.2      Shareholders' Rights Agreement between the Company and The
         First National Bank of Boston as Rights Agent, dated March
         25, 1992 (incorporated by reference to Exhibit 1 to the
         Registrant's Registration of Certain Classes of Securities
         on Form 8-A dated March 26, 1992)
4.2.1    Form of Certificate of Designation with respect to Junior
         Preference Stock (incorporated by reference to Exhibit 2 to the Registrant's Registration of Certain Classes of
         Securities on Form 8-A dated March 26, 1992)
4.2.2    Form of Rights Certificate (incorporated by reference to
         Exhibit 3 to the Registrant's Registration of Certain
         Classes of Securities on Form 8-A dated March 26, 1992)
4.2.3    Summary of Purchase Rights (incorporated by reference to
         Exhibit 4 to the Registrant's Registration of Certain
         Classes of Securities on Form 8-A dated March 26, 1992)
4.2.4    Amendment dated January 13, 1995 to Shareholders' Rights
         Agreement (incorporated by reference to Exhibit 4.2.4 to
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1994)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.1*    1984 Amended and Restated Stock Option Plan as amended
         through December 13, 1988 (incorporated by reference to
         Exhibit 10.10 to Registrant's Annual Report on Form 10-K for
         the year ended December 31, 1988)
10.1.1*  Amendment dated October 26, 1994 to 1984 Amended and
         Restated Stock Option Plan (incorporated by reference to
         Exhibit 10.10.1 to Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1994)
10.2*    PictureTel Corporation Equity Incentive Plan as amended
         through October 26, 1994 (incorporated by reference to
         Exhibit 10.11 to Registrant's Annual Report on Form 10-K for
         the year ended December 31, 1994)
10.2.1*  Amendment dated June 29, 1995 to PictureTel Corporation
         Equity Incentive Plan (incorporated by reference to Exhibit
         10.1 to Registrant's Quarterly Report on Form 10-Q for the
         quarter ended July 1, 1995)
10.3*    Amended 1992 Non-Employee Director Stock Option Plan as
         amended through April 10, 1996 (incorporated by reference to
         Exhibit 4(a) to Registrant's Registration Statement on Form
         S-8, Registration Number 333-10163 effective September 2,
         1997
10.4     PictureTel Corporation 1994 Employee Stock Purchase Plan
         (incorporated by reference to Exhibit 4 to Registrant's
         Registration Statement on Form S-8, Registration Number
         33-81848, effective July 22, 1994)
10.5     401(k) Profit Sharing Retirement Plan as amended through
         July 1, 1994 (incorporated by reference to Exhibit 10.45 to
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1994)
10.6*    Employment Agreement between PictureTel Corporation and
         Norman E. Gaut dated July 29, 1988 (incorporated by
         reference to Exhibit 10.12 to Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1988)
10.6.1*  Amendment dated January 15, 1995 to the Employment Agreement between PictureTel Corporation and Norman E. Gaut
         (incorporated by reference to Exhibit 10.1 to Registrant's
         Quarterly Report on Form 10-Q for the quarter ended April 1,
         1995)
10.7*    Agreement between PictureTel Corporation and Les Strauss as amended through January 15, 1995 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form
         10-Q for the quarter ended April 1, 1995)
10.8*    Agreement between PictureTel Corporation and Domenic J.
         LaCava as amended through January 17, 1995 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995)
10.9*    Agreement between PictureTel Corporation and Lawrence
         Bornstein as amended through January 16, 1995 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly
         Report on Form 10-Q for the quarter ended April 1, 1995)
10.9.1   Employment agreement between PictureTel Corporation and
         Lawrence Bornstein dated December 5, 1997 (filed herewith)
10.9.2   Change in control agreement between PictureTel Corporation and Lawrence Bornstein dated December 5, 1997 (filed
         herewith)
10.10    Employment agreement between PictureTel Corporation and
         Richard B. Goldman dated June 11, 1997 (incorporated by
         reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997.)
10.10.1  Employment agreement between PictureTel Corporation and
         Richard B. Goldman dated December 5, 1997 (filed herewith)
10.10.2  Change in control agreement between PictureTel Corporation and Richard B. Goldman dated December 5, 1997 (filed
         herewith)
10.11*   Employment agreement between PictureTel Corporation and
         David Grainger dated August 10, 1994 (incorporated by
         reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997)
10.11.1  Employment agreement between PictureTel Corporation and
         David Grainger dated December 5, 1997 (filed herewith)
10.11.2  Change in control agreement between PictureTel Corporation and David Grainger dated December 5, 1997 (filed herewith)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.12    Form of Indemnification Agreement for directors and officers
         (incorporated by reference to Exhibit 10.34 to Registrant's
         Registration Statement on Form S-1, Registration No.
         33-6368, effective August 12, 1986)
10.13*   Agreement between PictureTel Corporation and Khoa Nguyen as amended through March 6, 1995 (incorporated by reference to
         Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q
         for the quarter ended April 1, 1995).
10.14    Lease Agreement between PictureTel Corporation and 100
         Minuteman Limited Partnership dated October 7, 1995
         (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 1995)
10.14.1  Separation agreement between PictureTel Corporation and Khoa
         Nguyen dated September 13, 1996. (incorporated by reference to Exhibit 10.13.1 to Registrant's Quarterly Report on Form
         10-Q for the quarter ended March 29, 1997)
10.15    Lease Agreement between PictureTel Corporation and Andover
         Mills Realty Limited Partnership dated February 10, 1994
         (incorporated by reference to Exhibit 10.51 to Registrant's
         Annual Report on Form 10-K for the year ended December 31,
         1994)
10.15.1  Amendment No. 1. To Lease for 100 Minuteman, dated July 10,
         1996 (incorporated by reference to Exhibit 10.14.1 to
         Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997)
10.15.2  Amendment No. 2. To Lease for 100 Minuteman, dated August
         19, 1996 (incorporated by reference to Exhibit 10.14.2 to
         Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997)
10.16    Lease Agreement between PictureTel Corporation and 50
         Minuteman Limited Partnership dated August 26, 1996
         (incorporated by reference to Exhibit 10.1 to Registrant's
         Quarterly Report on Form 10-Q for the quarter ended
         September 28, 1996)
10.16.1  Amendment No. 1. to lease with Andover Mills Realty Limited
         Partnership dated October 10, 1995 (incorporated by
         reference to Exhibit 10.15.1 to Registrant's Quarterly
         Report on Form 10-Q for the quarter ended March 29, 1997)
10.16.2  Amendment dated May 28,1996 to lease with Andover Mills
         Realty Limited Partnership (incorporated by reference to
         Exhibit 10.15.2 to Registrant's Quarterly Report on Form
         10-Q for the quarter ended March 29, 1997)
10.18    Lease Agreement between PictureTel Corporation and 200
         Minuteman Limited Partnership dated March 19, 1997
         (incorporated by reference to Exhibit 10.1 to Registrant's
         Quarterly Report on Form 10-K for the quarter ended June 29,
         1997)
21       Subsidiaries of the Company (filed herewith)
23       Consent of Coopers & Lybrand L.L.P. (filed herewith)
27       Financial Data Schedule for the year ended December 31, 1997 as required by Item 601 (c) of Regulation S-K (filed
         herewith)
27.1     Financial Data Schedule for the year ended December 31, 1996 as required by Item 601 (c) of Regulation S-K (filed
         herewith)
27.2     Financial Data Schedule for the year ended December 31, 1995 as required by Item 601 (c) of Regulation S-K (filed
         herewith)

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

                                          PICTURETEL CORPORATION

                                          By
                                            ------------------------------------
                                            Bruce R. Bond
                                            Chief Executive Officer

                                            Date March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            President and Chief Executive Officer and  March 30, 1998
------------------------------------------    Director (Principal Executive Officer)
              Bruce R. Bond

                                            Chairman of the Board                      March 30, 1998
------------------------------------------
              Norman E. Gaut

                                            Director                                   March 30, 1998
------------------------------------------
              David B. Levi

                                            Director                                   March 30, 1998
------------------------------------------
             Robert T. Knight

                                            Director                                   March 30, 1998
------------------------------------------
               Enzo Torresi

                                            Vice President, Chief Financial Officer,   March 30, 1998
------------------------------------------    Treasurer (Principal Financial Officer
            Richard B. Goldman                & Principal Accounting Officer)