Form 10-Q
period 1998-03-29
PICTURETEL CORP
filed 1998-05-13
CIK 755095

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO

                      FOR THE QUARTER ENDED MARCH 29, 1998

                         COMMISSION FILE NUMBER 1-9434

                             PICTURETEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                            04-2835972
          (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

        100 MINUTEMAN ROAD, ANDOVER, MA.                                   01810
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER:  978-292-5000

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

     As of May 5, 1998, there were issued and outstanding 38,313,321 shares of common stock of the registrant.
================================================================================

                             PICTURETEL CORPORATION

                                   FORM 10-Q

                                     INDEX

PART I.  CONSOLIDATED FINANCIAL INFORMATION
  Item 1.    Consolidated Financial Statements:
             Consolidated Balance Sheets
               March 29, 1998 and December 31, 1997.......................................................          2
             Consolidated Statements of Operations
               Three months ended March 29, 1998 and March 29, 1997.......................................          3
             Consolidated Statements of Cash Flows
               Three months ended March 29, 1998 and March 29, 1997.......................................          4
             Notes to Consolidated Financial Statements...................................................        5-9
  Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................................................      10-16

PART II.  OTHER INFORMATION
  Item 1.    Legal Proceedings............................................................................         17
  Item 6.    Exhibits and Reports on Form 8-K.............................................................         18
  Signatures..............................................................................................         19

                             PICTURETEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              MARCH 29,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 38,913       $ 49,859
  Marketable securities.....................................    43,546         32,152
  Accounts receivable less allowance for doubtful accounts
     of $7,573 and $6,315 in 1998 and 1997, respectively....   101,545        108,729
  Inventories, net (Note 3).................................    43,074         44,901
  Deferred taxes, net.......................................    16,499         15,615
  Other current assets......................................     7,995          6,803
                                                              --------       --------
          Total current assets..............................   251,572        258,059
  Deferred taxes, net.......................................    16,106         16,106
  Property and equipment, net...............................    68,421         69,103
  Capitalized software costs, net...........................     3,387          2,368
  Other assets..............................................     9,514          9,415
                                                              --------       --------
          Total assets......................................  $349,000       $355,051
                                                              ========       ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings (Note 7)............................  $    934       $    186
  Accounts payable..........................................    27,750         30,169
  Accrued compensation and benefits.........................    10,871         10,551
  Accrued expenses..........................................    36,572         37,207
  Current portion of capital lease obligations..............     3,665          3,426
  Deferred revenue..........................................    22,106         23,547
                                                              --------       --------
          Total current liabilities.........................   101,898        105,086
  Capital lease obligations.................................    21,343         22,000

Commitments and contingencies (Notes 6 and 7)...............
Stockholders' equity:
Preference stock, $.01 par value; 15,000,000 shares
  authorized; none issued...................................        --             --
Common stock, $.01 par value; 80,000,000 shares authorized;
  38,271,702 and 38,040,363 shares issued and outstanding in
  1998 and 1997, respectively...............................       382            380
Additional paid-in capital..................................   205,742        204,242
Retained earnings...........................................    23,260         25,425
Cumulative translation adjustment...........................    (3,621)        (2,077)
Unrealized loss on marketable securities, net...............        (4)            (5)
                                                              --------       --------
          Total stockholders' equity........................   225,759        227,965
                                                              --------       --------
          Total liabilities and stockholders' equity........  $349,000       $355,051
                                                              ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              MARCH 29,    MARCH 29,
                                                                1998          1997
                                                              ---------    ----------
                                                                           (RESTATED)
Revenues:
  Product revenues..........................................  $ 86,940      $110,398
  Service revenues..........................................    14,105        11,537
                                                              --------      --------
          Total revenues....................................  $101,045      $121,935
Cost of revenues:
  Product cost of revenues..................................    43,348        54,072
  Service cost of revenues..................................    11,810         9,126
                                                              --------      --------
          Total cost of revenues............................    55,158        63,198
                                                              --------      --------
Gross margin................................................    45,887        58,737
Operating expenses:
  Selling, general and administrative.......................    32,810        36,265
  Research and development..................................    16,899        20,934
                                                              --------      --------
          Total operating expenses..........................    49,709        57,199
                                                              --------      --------
Income (loss) from operations...............................    (3,822)        1,538
Interest income, net........................................       448           891
Other income, net...........................................       325           404
                                                              --------      --------
Income (loss) before income tax expense (benefit)...........    (3,049)        2,833
Income tax expense (benefit)................................      (884)          822
                                                              --------      --------
Net income (loss)...........................................  $ (2,165)     $  2,011
                                                              ========      ========
Net income (loss) per common share -- basic:................  $  (0.06)     $   0.05
                                                              ========      ========
Net income (loss) per common share -- diluted:..............  $  (0.06)     $   0.05
                                                              ========      ========
Weighted average shares outstanding -- basic:...............    38,092        37,265
                                                              ========      ========
Weighted average shares outstanding -- diluted:.............    38,092        39,178
                                                              ========      ========

    The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              MARCH 29,    MARCH 29,
                                                                1998          1997
                                                              ---------    ----------
                                                                           (RESTATED)
Cash flows from operating activities:
  Net income (loss).........................................  $ (2,165)     $  2,011
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization..........................     5,741         6,809
     Other non-cash items...................................       616          (833)
  Changes in operating assets and liabilities:
     Accounts receivable....................................     7,184         8,008
     Inventories............................................       327       (15,457)
     Other current assets...................................    (1,192)       (9,441)
     Accounts payable.......................................    (2,419)       (6,484)
     Accrued compensation and benefits and accrued
      expenses..............................................      (315)        4,467
     Deferred revenue.......................................    (1,441)          626
                                                              --------      --------
Net cash provided by (used in) operating activities.........     6,336       (10,294)
Cash flows from investing activities:
  Purchase of marketable securities.........................   (36,615)      (10,253)
  Proceeds from marketable securities.......................    25,221         3,425
  Additions to property and equipment.......................    (4,620)       (5,076)
  Capitalized software costs................................    (1,457)       (1,840)
  Purchase of other assets..................................       (99)         (345)
                                                              --------      --------
Net cash used in investing activities.......................   (17,570)      (14,089)
Cash flows from financing activities:
  Net proceeds from foreign lines of credit.................       748         3,003
  Payments on long-term borrowings..........................        --        (4,684)
  Principal payments under capital lease obligations........      (418)       (1,269)
  Proceeds from exercise of stock options...................       624           397
  Proceeds from stock purchase plan.........................       878         1,587
                                                              --------      --------
Net cash provided by (used in) financing activities.........     1,832          (966)
Adjustment to conform fiscal year of MultiLink..............        --           394
Effect of exchange rate changes on cash.....................    (1,544)       (1,075)
                                                              --------      --------
Net decrease in cash and cash equivalents...................   (10,946)      (26,030)
Cash and cash equivalents at beginning of period............    49,859        63,333
                                                              --------      --------
Cash and cash equivalents at end of period..................  $ 38,913      $ 37,303
                                                              ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  MANAGEMENT'S REPRESENTATION

     As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all the disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998.

     In the opinion of the management of PictureTel Corporation, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments, except as discussed in Note 2 to Notes to Consolidated Financial Statements) necessary to present fairly the Company's financial position at March 29, 1998 and the results of operations and changes in cash flows for the three months ended March 29, 1998.

     The results disclosed in the Consolidated Balance Sheets at March 29,1998 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 29, 1998 are not necessarily indicative of the results to be expected for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As a result of the ongoing evaluation of the business and future spending levels, the financial statements include significant estimates of the net realizable value of accounts receivable, inventory and capitalized software as well as the future tax benefit of deferred tax assets and the amount of certain contingent liabilities. Actual results could differ from those estimates.

     The financial statements and footnotes included in this Form 10-Q reflect the restatement of financial results described in Note 2 to Notes to Consolidated Financial Statements.

2.  RESTATEMENT OF FINANCIAL STATEMENTS

     On September 19, 1997, after the Company's reexamination (with assistance from its outside auditors) of leasing and other indirect channel transactions, the Company announced that it would reverse revenue related to certain of these transactions and, as a result, the Company intended to restate its financial statements for the third and fourth quarters of 1996 and the first quarter of 1997. On November 13, 1997, after completion of its reexamination, the Company announced that it would also restate the second quarter of 1997. The restatements were required to reverse product sales recorded which contained rights of return, contingent liabilities, payment contingencies, payment uncertainties or product sales for which delivery did not occur at the end of the period. The restatements were also required to record such product sales in the period in which the rights of return lapsed, contingencies or uncertainties were resolved, or delivery was completed. Certain transactions which were reversed have not been re-recorded as revenues in later periods. The financial statements and related notes to consolidated financial statements set forth in this Form 10-Q reflect the restatements that were made on Form 10-Q/A for the three month period ended March 29, 1997 as filed with

                             PICTURETEL CORPORATION
the Securities and Exchange Commission on January 13, 1998. A summary of the impact of the restatements for the three months ended March 29, 1997 is as follows:

                                                           THREE MONTHS ENDED
                                                             MARCH 29, 1997
                                                         ----------------------
                                                         PREVIOUSLY       AS
                                                          REPORTED     RESTATED
                                                         ----------    --------
                                                                ($000'S)
Revenues...............................................   $123,618     $121,935
Gross margin...........................................     59,267       58,737
Income before taxes....................................      3,764        2,833
Income tax expense.....................................      1,270          822
Net income.............................................      2,494        2,011
Net income per common and common equivalent share......   $   0.06     $   0.05
Total assets...........................................   $388,911     $384,852
Total liabilities......................................   $116,480     $117,067
Total stockholders' equity.............................   $272,431     $267,785

3.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                       MARCH 29,    DECEMBER 31,
                                                         1998           1997
                                                       ---------    ------------
Purchased Parts......................................   $ 4,110       $ 2,983
Work in Process......................................     3,398         2,128
Finished Goods.......................................    35,566        39,790
                                                        -------       -------
                                                        $43,074       $44,901
                                                        =======       =======

4.  EARNINGS PER SHARE

     The following table reconciles the numerator and the denominators of the basic and diluted EPS computations shown on the Consolidated Statements of Operations (in thousands, except per share data):

                                                          FOR THE THREE MONTHS
                                                                  ENDED
                                                                MARCH 29,
                                                          ---------------------
                                                           1998         1997
                                                          -------    ----------
                                                                     (RESTATED)
BASIC EPS COMPUTATION:
Numerator:
  Net income (loss).....................................  ($2,165)    $ 2,011
                                                          =======     =======
Denominator:
  Weighted average common shares outstanding............   38,092      37,265
Basic EPS...............................................  $ (0.06)    $  0.05
                                                          =======     =======

                             PICTURETEL CORPORATION

                                                          FOR THE THREE MONTHS
                                                                  ENDED
                                                                MARCH 29,
                                                          ---------------------
                                                           1998         1997
                                                          -------    ----------
                                                                     (RESTATED)
DILUTED EPS COMPUTATION:
Numerator:
  Net income (loss).....................................  ($2,165)    $ 2,011
                                                          =======     =======
Denominator:
  Weighted average common shares outstanding............   38,092      37,265
  Stock options.........................................       --       1,913
                                                          -------     -------
  Total Shares..........................................   38,092      39,178
                                                          =======     =======
Diluted EPS.............................................  $ (0.06)    $  0.05
                                                          =======     =======

     Options to purchase shares of the Company's common stock at March 29, 1998 were outstanding during the year but were not included in the computation of diluted EPS because they were antidilutive due to the net loss sustained in the three month period ended March 29, 1998.

5.  COMPREHENSIVE INCOME (LOSS)

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the interim reporting requirements in the first quarter of fiscal year 1998 and will adopt the annual reporting requirements in the fourth quarter of fiscal year 1998. Total comprehensive loss for the period ended March 29, 1998 was $3,710,000 and total comprehensive income for the comparable period in 1997 was $561,000. The components of other comprehensive income are foreign currency translation adjustments and unrealized gains and losses on marketable securities.

6.  LITIGATION

  A.  Datapoint Litigation

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleged that certain of PictureTel's products infringed patent rights allegedly owned by Datapoint. Datapoint had been joined as plaintiff by John Frassanito and David Monroe, two individuals who claimed to have rights to Datapoint's patents. The plaintiffs sought approximately $100-190 million in damages for alleged past infringement and an injunction against alleged future infringement. On April 9, 1998, a jury returned a verdict in favor of PictureTel finding that PictureTel did not infringe the Datapoint patents and that the Datapoint patent claims raised against PictureTel were invalid. On April 29, 1998 Datapoint filed an appeal. The Company plans to file a cross-appeal.

  B.  Shareholder Litigation

     Since September 23, 1997, seven class action shareholders' complaints have been filed against the Company, Norman E. Gaut, Chairman of the Board and former Chief Executive Officer, and Les Strauss, the former Vice President and Chief Financial Officer, in the United States District Court for the District of Massachusetts. The plaintiffs, who brought these actions on behalf of themselves and others similarly situated, are: (1) Faith Egli, Civil Action No. 97-12135-DPW; (2) Jerome H. Lipman, IRA, Civil Action No. 97-12238-DPW; (3) Daniel Frucher, Civil Action No. 97-12310-DPW; (4) Edmond J. Proulx and

                             PICTURETEL CORPORATION

James Harris, Civil Action No. 97-12345-DPW; (5) Marvin Barab and Thomas J. Curley, Civil Action No. 97-12338-DPW; (6) Mark Szen and Nancy Szen, Civil Action No. 97-12439-DPW; and (7) Michael D. Kugler, Civil Action No. 97-12537 PBS. These plaintiffs filed a consolidated complaint on February 11, 1998, encaptioned In re PictureTel Corporation Securities Litigation, Civil Action No. 97-12135-DPW.

     The original Complaints were filed following the Company's announcement on September 19, 1997 that it would restate its financial results for the first quarter of fiscal 1997 and the last two quarters of fiscal 1996 and were amended when the Company announced that it would also restate the second fiscal quarter of 1997 on November 13, 1997. The consolidated Complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, during the period from October 17, 1996 through November 13, 1997, through the alleged preparation and dissemination of materially false and misleading financial statements which artificially inflated the prices of PictureTel common stock. The consolidated Complaint seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Company is currently investigating the allegations in the consolidated Complaint and will respond to the allegations in a timely fashion when responses become due.

     No discovery has occurred and the Company expresses no opinion as to the likely outcome.

  C.  NV Holdings, Inc.

     On February 13, 1998, NV Holdings, Inc., filed a complaint in the State District Court for Dallas county, Texas, NV Holdings, Inc. v. PictureTel Corporation, Cause No. DF 98-01404 alleging against PictureTel tortious interference with both business advantage and existing contracts, as well as business disparagement and slander. While the plaintiff has listed no specific damages they are seeking an injunction and $20,000,000 in punitive damages. The Company believes that it has meritorious defenses to the allegations of the complaint filed against it and is vigorously defending against the lawsuit and pursuing recovery under the following actions filed by the Company. The Company has filed two separate actions against parties that are believed, by the Company, to be related to NV Holdings, Inc.: (1) (PictureTel Corporation v. NV Technologies, Inc. d/b/a NuVision Technologies, Inc., et al, Civil Action No. 98-337A, filed February 17, 1998, for False Advertising and Unfair Business Practices). On February 23, 1998, the court issued a preliminary injunction against NuVision Technologies, Inc., and all persons acting in concert, participation or combination with them, prohibiting them from continuing to publish a certain advertisement that the Company alleges is false and misleading. As of March 9, 1998, the advertisement in question had continued to be published and the Company is aggressively pursuing its legal remedies; and
(2) (PictureTel Corporation v. NV Technologies d/b/a NuVision Technologies, Inc., Civil action No. 98-166-C, filed January 23, 1998, for Breach of Contract), seeking the repayment of approximately $4,000,000 from NuVision Technologies, Inc.

     Limited discovery has begun with regard to the enforcement of the preliminary injunction, however, the Company expresses no opinion as to the likely outcome of any of these matters.

7.  DEBT

     The Company has available up to $40,000,000 under its revolving credit agreement and approximately $4,400,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At March 29, 1998, there were no borrowed amounts outstanding under the revolving credit agreement and $29,100,000 in standby letters of credit outstanding under the revolving credit agreement. There was $934,000 outstanding under the foreign lines of credit. At March 29, 1998, the Company had $25,008,000 outstanding under various leasing lines including the obligation for the lease of the facility at 50 Minuteman Road in Andover which was $20,659,000 at March 29, 1998.

                             PICTURETEL CORPORATION

     The revolving credit agreement is secured by cash and marketable securities and contains certain financial covenants, including the maintenance of certain ratios including total liabilities to tangible net worth and minimum net income
(loss) requirements. The Company was in compliance with all covenants for the quarter ending March 29, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statement of Operations for each period:

                                                           THREE MONTHS ENDED
                                                         -----------------------
                                                         MARCH 29,    MARCH 29,
                                                           1998          1997
                                                         ---------    ----------
                                                                      (RESTATED)
Revenues...............................................    100.0%       100.0%
Cost of revenues.......................................     54.6         51.8
Gross margin...........................................     45.4         48.2
Selling, general and administrative....................     32.5         29.7
Research and development...............................     16.7         17.2
Total operating expenses...............................     49.2         46.9
Income (loss) from operations..........................     (3.8)         1.3
Interest income, net...................................      0.5          0.7
Other income, net......................................      0.3          0.3
Income (loss) before taxes.............................     (3.0)         2.3
Income tax expense (benefit)...........................     (0.9)         0.7
Net income (loss)......................................     (2.1)         1.6

FORWARD-LOOKING STATEMENTS

     This document includes forward-looking statements about the Company's business, revenues and expenses, effective tax rate, and operating and capital requirements. Forward-looking statements made or incorporated by reference herein are not guarantees of future performance. In addition, forward-looking statements may be included in various other PictureTel documents to be issued in the future and in various oral statements by PictureTel representatives to security analysts and investors from time to time. Any forward-looking statements are subject to risks that could cause the actual results to vary materially. Such risks are discussed below ("Risk Factors Which May Affect Future Results") and in related portions of this document.

BUSINESS DEVELOPMENTS

     On September 19, 1997, after the Company's reexamination (with assistance from its outside auditors) of leasing and other indirect channel transactions, the Company announced that it would reverse revenue related to certain of these transactions and, as a result, the Company intended to restate its financial statements for the third and fourth quarters of 1996 and the first quarter of 1997. On November 13, 1997, after completion of its reexamination, the Company announced that it would also restate the second quarter of 1997. The restatements were required to reverse product sales recorded which contained rights of return, contingent liabilities, payment contingencies, payment uncertainties, or product sales for which delivery did not occur at the end of the period. The restatements were also required to record such product sales in the period in which the rights of return lapsed, contingencies or uncertainties were resolved, or delivery was completed, if at all. Certain transactions which were reversed have not been re-recorded as revenues in later periods. The financial statements and related notes to consolidated financial statements set forth in this Form 10-Q reflect the restatements that were made on Form 10-Q/A for the three month period ended March 29, 1997 as filed with the Securities and Exchange Commission on January 13, 1998.

RESULTS OF OPERATIONS

  Three Months Ended March 29, 1998 Compared to Three Months Ended March 29,
1997

     REVENUES. The Company's revenues decreased $20,890,000, or 17%, in the three month period ended March 29, 1998 compared to the comparable period in 1997. The decrease in revenue was primarily a result of lower unit volumes and the reduction in the average selling price of videoconferencing systems compared with the comparable period in 1997. Sales of group and desktop videoconferencing products accounted for 69% and 7%, respectively, of revenues for the three month period ended March 29, 1998, compared with 70% and 9%, respectively, for the comparable period in 1997. Personal desktop product revenue declined during the three month period ended March 29, 1998 from the comparable period in 1997 due to the lower unit volumes and the reduction in average selling prices. In addition, sales of bridge products accounted for approximately 10% and 11% of the Company's revenues for the three month period ended March 29, 1998 and the comparable period in 1997, respectively. Revenues from service and maintenance agreements increased $2,568,000 or 22% for the period ended March 29, 1998 compared with the comparable period in 1997. Service revenues totaled 14% and 10% of total revenues for the period ended March 29, 1998 and the comparable period in 1997, respectively.

     The Company's revenues from sales to foreign markets were approximately $48,113,000 for the three month period ended March 29, 1998 compared to approximately $57,909,000 for the comparable period in 1997 representing 48% and 47% of total revenues, respectively. The decrease in international revenues is a result of lower unit volumes and the reduction in average selling prices. The Company expects that international revenues will continue to account for a significant portion of total revenues.

     GROSS MARGIN. The Company's gross margin decreased $12,850,000 or 22%, in the three month period ended March 29, 1998 compared to the comparable period in 1997. Gross margin as a percentage of revenues was 45% for the three month period ended March 29, 1998 compared to 48% for the comparable period in 1997. Gross margin as a percentage of revenues decreased as a result of a reduction in the average selling price of videoconferencing systems, lower unit volumes and a change in the mix of sales of videoconferencing products and service and maintenance agreements. The reduced average selling prices are expected to continue and may impact future gross margins.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $3,455,000 or 10% from the comparable period in 1997 but increased as a percentage of revenues to 33% from 30%. The dollar decrease in spending resulted primarily from efforts to reduce the Company's cost structure which began during in the last two quarters of fiscal 1997.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased $4,035,000, or 19% for the three month period ended March 29, 1998 from the comparable period in 1997 and were 17% of revenues for both the three month period ended March 29, 1998 and the comparable period in 1997. Research and development expenditures, prior to the capitalization of software costs, were $18,356,000 for the three month period ended March 29, 1998 and $22,774,000 for the comparable period in 1997 or 18% and 19% of revenues, respectively. The Company capitalized software costs of $1,457,000 for the three month period ended March 29, 1998 and $1,840,000 for the comparable period in 1997 representing 8% of aggregate research and development expenditures for both the three month period ended March 29, 1998 and the comparable period in 1997. The Company reduced the level of research and development investment during the first quarter of fiscal 1998 from the comparable period in 1997 and continues to evaluate the scope and direction of various programs. There can be no assurance that management's initiatives to focus its efforts on the costs of research and development will be successful or that any technologies will be ultimately successfully commercialized.

     OPERATING INCOME (LOSS). Operating income (loss) as a percentage of revenues decreased from income of 1% of revenues for the period ended March 29, 1997 to a loss of 4% of revenues for the period ended March 29, 1998. The operating loss was impacted primarily by the lower revenue and lower gross margin as discussed above.

     NET INTEREST INCOME. Net interest income decreased to $448,000 for the three month period ended March 29, 1998 from $891,000 for the comparable period in 1997. The decrease was primarily the result of higher interest expense resulting from capital lease obligations and lower average marketable securities balances.

     OTHER INCOME, NET. Other income, net of $325,000 and $404,000 for the three month period ended March 29, 1998 and the comparable period in 1997, respectively, consists primarily of net gains on foreign currency transactions and net gains on sales of securities.

     INCOME TAXES. The Company's effective tax rate for the three month period ended March 29, 1998 and the comparable period in 1997 was 29%. The effective tax rate for the three month period ended March 29, 1998 rate differs from the federal statutory rate due to state and foreign taxes offset by research and development tax credits and an increase to the valuation allowance related to certain current and prior year tax credits and net operating losses whose benefits are uncertain. The effective tax rate for the three month period ended March 29, 1997 was lower than the federal statutory rate primarily due to the benefits of the research and development credits, the foreign sales corporation and a decrease in the valuation allowance. At March 29, 1998, the realization of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. The amount of the deferred tax asset considered realizable could be significantly or completely reduced. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The valuation allowance primarily offsets the deferred benefit of certain federal and state tax credit carryforwards whose benefit is uncertain. The Company will continue to assess the valuation of the deferred tax asset each quarter.

LIQUIDITY AND CAPITAL RESOURCES

     At March 29, 1998 the Company had $38,913,000 in cash and cash equivalents and $43,546,000 in short-term marketable securities. During the three month period ended March 29, 1998 the Company generated $6,336,000 in cash from operating activities. The primary source of cash during the three month period ended March 29, 1998 was the collection of accounts receivable.

     The Company has available up to $40,000,000 under its revolving credit agreement and approximately $4,400,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At March 29, 1998, there were no borrowed amounts outstanding under the revolving credit agreement and $29,100,000 in standby letters of credit outstanding under the revolving credit agreement. There was $934,000 outstanding under the foreign lines of credit. At March 29, 1998, the Company had $25,008,000 outstanding under various leasing lines including the obligation for the lease of the facility at 50 Minuteman Road in Andover which was $20,659,000 at March 29, 1998.

     The revolving credit agreement is secured by cash and marketable securities and contains certain financial covenants, including the maintenance of certain ratios including total liabilities to tangible net worth and minimum net income
(loss) requirements. The Company was in compliance with all covenants for the quarter ending March 29, 1998.

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

     In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48 which expands the disclosure requirements for certain derivative and other financial instruments. The Company adopted the enhanced accounting policy disclosure requirements in the fourth quarter of the fiscal year ending December 31, 1997. The Company will begin furnishing the qualitative and quantitative disclosures of market risk in the second quarter of the fiscal year ending December 31, 1998 and expects to adopt the tabular presentation.

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

     COMPETITION. In its established businesses of group systems and desktop systems, the Company competes with a number of larger corporations, such as Sony and Intel, which have greater financial and marketing resources than the Company. In the developing businesses of videoconferencing over networks such as the Internet and LANs, and compact systems, a number of new companies have begun to offer competitive products. In addition, alliances between companies which compete with the Company and companies which develop and market network products as well as mergers among competitors are intensifying competition in the marketplace. This increased competition, together with a slowdown in the growth of the general market for videoconferencing products, have led and may continue to lead to increases in the defection or dilution of PictureTel's distribution channel partners to competitors, decreases in average selling prices and margins in both group and desktop videoconferencing systems or a lower Company segment market share for newer products and services in the emerging areas of network-based videoconferencing products and services. In some cases, PictureTel competes with its channel partners for various services which increases the complexity of channel management. In addition, other companies such as Microsoft or Intel may respectively offer network videoconferencing software solutions or incorporate standard algorithms into processor chips free of additional charge which may reduce the value PictureTel technology provides to the market, especially in its lower end products. Some of PictureTel's competitors have introduced a new sales model consisting of leasing all videoconferencing equipment and videoconferencing services on a monthly basis. In addition, future prices the Company is able to obtain for its products and services may further decrease from historical levels as a result of new product introductions by others, price competition, technological change, or otherwise. These factors may impact the Company's growth and operating results.

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

     RECENT HISTORY OF LOSSES. PictureTel reported a 5% decrease in revenues for 1997 as compared to revenues for 1996 and a decrease in net income from $32,172,000 net income in 1996 to $39,398,000 net loss in 1997. These results have been adjusted for the restatement announced in the third quarter of 1997 for the financial results for the first and second quarters of 1997 and the third and fourth quarters of 1996. PictureTel recorded significant other charges in 1997 to bring expenses into line with its lower level of revenues and a lower expected rate of growth. The decrease in revenues continued in the first quarter of 1998, and the Company reported a net loss of $2,165,000 for the three months ended March 29, 1998. Revenues and prospects for growth have been impacted by the decline in the average selling price for many PictureTel products, a decline in the profitability of the industry, and by a slowdown in the general market for videoconferencing products, in part resulting from the perceived uncertainty of customers as to how the existing products of the Company and its competitors will fit in with expected new multimedia videoconferencing products utilizing the Internet and LAN systems. Continued lower operating results may impact covenants the Company has agreed to with banks in its revolving credit agreement. There can be no assurance that PictureTel can return to the level of profit in relation to net sales experienced in years prior to 1997.

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

     DEPENDENCE ON KEY PERSONNEL. In February, 1998, Bruce Bond succeeded Dr. Norman Gaut as Chief Executive Officer. There can be no assurance that the transition from Dr. Gaut to Mr. Bond will be successful. PictureTel depends on a limited number of key management personnel, including Mr. Bond; Mr. David Grainger, Group Vice President of Field Operations; Mr. David Goselin, Vice President, Operations; Mr. Stephen Chambers, Vice President, Marketing; Mr. Lawrence Bornstein, Vice President, Human Resources; Mr. Richard Goldman, Vice President and Chief Financial Officer; and Dr. Gaut (as acting Vice President of Engineering). There has been considerable change in the PictureTel management team since late 1996, and the loss of the services of one or more of PictureTel's key personnel or the inability to attract, retain, motivate and manage additional key personnel could have a material adverse effect on the business or operating results of PictureTel. In addition, in recent months, the Company has experienced an increase in voluntary employee attrition from engineering and other departments. There is no assurance, given the competitive nature of the current job market, that PictureTel will be able to adequately fill the open positions.

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

     PictureTel has tested its products for Year 2000 compliance and has determined that most PictureTel products have either successfully passed Year 2000 compliance testing or have been deemed Year 2000 not-applicable by virtue of the fact that they do not process dates in any manner. As of May 7, 1998 only one of PictureTel's currently offered products have failed compliance testing. PictureTel has developed a plan to achieve Year 2000 compliance testing for these products by June 1, 1998 by planning to make a software update available to its customers which will enable the products to achieve compliance. A small number of PictureTel's installed base products do not pass Year 2000 compliance testing. For these non-compliant older versions of PictureTel products, PictureTel has generated simple workarounds that are planned to be made available to customers which will allow the systems to operate with full functionality. PictureTel has determined that only one product does not pass Year 2000 compliance tests and no workaround has yet been found. In the event PictureTel's customers or future customers find PictureTel's solutions to any outstanding Year 2000 compliance issues unacceptable, such customers may attempt to make warranty claims or cease purchasing non-compliant products. These events would affect the Company's ability to meet its revenue goals and increase costs associated with the products.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  (a) Datapoint Litigation

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleged that certain of PictureTel's products infringed patent rights allegedly owned by Datapoint. Datapoint had been joined as plaintiff by John Frassanito and David Monroe, two individuals who claimed to have rights to Datapoint's patents. The plaintiffs sought approximately $100-190 million in damages for alleged past infringement and an injunction against alleged future infringement. On April 9, 1998, a jury returned a verdict in favor of PictureTel finding that PictureTel did not infringe the Datapoint patents and that the Datapoint patent claims raised against PictureTel were invalid. On April 29, 1998 Datapoint filed an appeal. The Company plans to file a cross-appeal.

  (b) Shareholder Litigation

     Since September 23, 1997, seven class action shareholders' complaints have been filed against the Company, Norman E. Gaut, Chairman of the Board and former Executive Officer, and Les Strauss, the former Vice President and Chief Financial Officer, in the United States District Court for the District of Massachusetts. The plaintiffs, who brought these actions on behalf of themselves and others similarly situated, are: (1) Faith Egli, Civil Action No. 97-12135-DPW; (2) Jerome H. Lipman, IRA, Civil Action No. 97-12238-DPW; (3) Daniel Frucher, Civil Action No. 97-12310-DPW; (4) Edmond J. Proulx and James Harris, Civil Action No. 97-12345-DPW; (5) Marvin Barab and Thomas J. Curley, Civil Action No. 97-12338-DPW; (6) Mark Szen and Nancy Szen, Civil Action No. 97-12439-DPW; and (7) Michael D. Kugler, Civil Action No. 97-12537 PBS. These plaintiffs filed a consolidated complaint on February 11, 1998, encaptioned In re PictureTel Corporation Securities Litigation, Civil Action No. 97-12135-DPW.

     The original Complaints were filed following the Company's announcement on September 19, 1997 that it would restate its financial results for the first quarter of fiscal 1997 and the last two quarters of fiscal 1996 and were amended when the Company announced that it would also restate the second fiscal quarter of 1997 on November 13, 1997. The consolidated Complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, during the period from October 17, 1996 through November 13, 1997, through the alleged preparation and dissemination of materially false and misleading financial statements which artificially inflated the prices of PictureTel common stock. The consolidated Complaint seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Company is currently investigating the allegations in the consolidated Complaint and will respond to the allegations in a timely fashion when responses become due.

     No discovery has occurred and the Company expresses no opinion as to the likely outcome.

  (c) NV Holdings, Inc.

     On February 13, 1998, NV Holdings, Inc., filed a complaint in the State District Court for Dallas county, Texas, NV Holdings, Inc. v. PictureTel Corporation, Cause No. DF 98-01404 alleging against PictureTel tortious interference with both business advantage and existing contracts, as well as business disparagement and slander. While the plaintiff has listed no specific damages they are seeking an injunction and $20,000,000 in punitive damages. The Company believes that it has meritorious defenses to the allegations of the complaint filed against it, and is vigorously defending against the lawsuit and pursuing recovery under the following actions filed by the Company. The Company has filed two separate actions against parties that are believed, by the Company, to be related to NV Holdings, Inc.: (1) (PictureTel Corporation v. NV Technologies, Inc. d/b/a NuVision Technologies, Inc., et al, Civil Action No. 98-337A, filed February 17, 1998, for False Advertising and Unfair Business Practices). On February 23, 1998, the court issued a preliminary injunction against NuVision Technologies, Inc., and all persons acting in concert, participation or combination with them, prohibiting them from continuing to publish a certain advertisement that the Company alleges is false and misleading. As of March 9, 1998, the advertisement in question had continued to be published and the Company is aggressively pursuing its legal remedies; and
(2) (PictureTel Corporation v. NV Technologies d/b/a NuVision Technologies, Inc., Civil action No. 98-166-C, filed January 23, 1998, for Breach of Contract), seeking the repayment of approximately $4,000,000 from NuVision Technologies, Inc.

     Limited discovery has begun with regard to the enforcement of the preliminary injunction, however, the Company expresses no opinion as to the likely outcome of any of these matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     10.1 Employment agreement between PictureTel Corporation and Bruce Bond dated March 1, 1998.

     10.2 Change in control agreement between PictureTel Corporation and Bruce Bond dated February 25, 1998.

     10.3  Option granted to Bruce Bond effective January 31, 1998.

     27.1 Financial Data Schedule for the period ended March 29, 1998 as required by Item 601(c) of Regulation S-K

     27.2 Financial Data Schedule for the period ended March 29, 1997 as required by Item 601 (c) of Regulation S-K

     27.3 Financial Data Schedule for the period ended March 29, 1996 as required by Item 601 (c) of Regulation S-K

     (b) Reports on Form 8-K

     1. On February 11, 1998, the Company filed a report on Form 8-K to announce the appointment of Bruce R. Bond as President and Chief Executive Officer.

                                   SIGNATURE

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PICTURETEL CORPORATION

                                                /s/ RICHARD B. GOLDMAN
                                          --------------------------------------
                                          Richard B. Goldman
                                          Vice President and Chief Financial
                                          Officer,
                                          (Principal Financial and Accounting
                                          Officer)
                                          May 13, 1998.