Form 10-Q
period 1998-06-28
PICTURETEL CORP
filed 1998-08-12
CIK 755095

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                               TO

                      FOR THE QUARTER ENDED JUNE 28, 1998

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

As of August 3, 1998, there were issued and outstanding 38,349,793 shares of common stock of the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PICTURETEL CORPORATION

                                   FORM 10-Q

                                     INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

     Consolidated Balance Sheets
          June 28, 1998 and December 31, 1997...............        3

     Consolidated Statements of Operations
          Three and six months ended June 28, 1998 and
          June 29, 1997.....................................        4

     Consolidated Statements of Cash Flows
          Six months ended June 28, 1998 and
          June 29, 1997.....................................        5

     Notes to Consolidated Financial Statements.............     6-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................    11-18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................       19

Item 4. Submission of Matters to a Vote of Security
        Holders.............................................       20

Item 5. Other Information...................................       20

Item 6. Exhibits and Reports on Form 8-K....................       21

Signatures..................................................       22

                             PICTURETEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              JUNE 28,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
                                        ASSETS
Current assets:
     Cash and cash equivalents..............................  $ 33,638      $ 49,859
     Marketable securities..................................    52,545        32,152
     Accounts receivable less allowance for doubtful
      accounts of $5,956 in 1998 and $6,315 in 1997.........    95,954       108,729
     Inventories, net (Note 3)..............................    36,651        44,901
     Deferred taxes, net....................................    15,615        15,615
     Other current assets...................................     9,732         6,803
                                                              --------      --------
          Total current assets..............................   244,135       258,059
Deferred taxes, net.........................................    20,273        16,106
Property and equipment, net.................................    58,724        69,103
Capitalized software costs, net.............................     4,176         2,368
Other assets................................................     9,500         9,415
                                                              --------      --------
          Total assets......................................  $336,808      $355,051
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings (Note 7).........................  $     --      $    186
     Accounts payable.......................................    26,096        30,169
     Accrued compensation and benefits......................    12,486        10,551
     Accrued expenses.......................................    30,767        37,207
     Current portion of capital lease obligations...........     3,304         3,426
     Deferred revenue.......................................    21,965        23,547
                                                              --------      --------
          Total current liabilities.........................    94,618       105,086
Capital lease obligations...................................    20,731        22,000
Commitments and contingencies (Notes 6, 7 and 8)
Stockholders' equity:
     Preference stock, $.01 par value; 15,000,000 shares
      authorized; none issued...............................        --            --
     Common stock, $.01 par value; 80,000,000 shares
      authorized; 38,338,225 and 38,040,363 shares issued
      and outstanding in 1998 and 1997, respectively........       383           380
     Additional paid-in capital.............................   206,182       204,242
     Retained earnings......................................    16,571        25,425
     Cumulative translation adjustment......................    (1,676)       (2,077)
     Unrealized loss on marketable securities, net..........        (1)           (5)
                                                              --------      --------
          Total stockholders' equity........................   221,459       227,965
                                                              --------      --------
          Total liabilities and stockholders' equity........  $336,808      $355,051
                                                              ========      ========

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     ----------------------    ---------------------
                                                     JUNE 28,     JUNE 29,     JUNE 28,    JUNE 29,
                                                       1998         1997         1998        1997
                                                     --------    ----------    --------   ----------
                                                                 (RESTATED)               (RESTATED)
Revenues:
     Product revenues..............................  $89,365      $105,986     $176,305    $216,384
     Service revenues..............................   15,217        11,980       29,323      23,517
                                                     -------      --------     --------    --------
          Total revenues...........................  104,582       117,966      205,628     239,901
Cost of revenues:
     Product cost of revenues......................   52,761        56,869       96,110     110,941
     Service cost of revenues......................   11,548         9,402       23,358      18,528
                                                     -------      --------     --------    --------
          Total cost of revenues...................   64,309        66,271      119,468     129,469
                                                     -------      --------     --------    --------
Gross margin.......................................   40,273        51,695       86,160     110,432

Operating expenses:
     Selling, general and administrative...........   36,185        38,650       68,994      74,915
     Research and development......................   14,617        20,424       31,517      41,358
                                                     -------      --------     --------    --------
          Total operating expenses.................   50,802        59,074      100,511     116,273
                                                     -------      --------     --------    --------
Loss from operations...............................  (10,529)       (7,379)     (14,351)     (5,841)
Interest income, net...............................      553           686        1,001       1,577
Other income (expense), net........................        5          (210)         329         194
                                                     -------      --------     --------    --------
Loss before income tax benefit.....................   (9,971)       (6,903)     (13,021)     (4,070)
Income tax benefit.................................   (3,283)       (2,003)      (4,167)     (1,181)
                                                     -------      --------     --------    --------
          Net loss.................................  $(6,688)     $ (4,900)    $ (8,854)   $ (2,889)
                                                     =======      ========     ========    ========
Net loss per common share -- basic.................  $ (0.17)     $  (0.13)    $  (0.23)   $  (0.08)
                                                     =======      ========     ========    ========
Net loss per common share -- diluted...............  $ (0.17)     $  (0.13)    $  (0.23)   $  (0.08)
                                                     =======      ========     ========    ========
Weighted average shares outstanding -- basic.......   38,308        37,636       38,200      37,589
                                                     =======      ========     ========    ========
Weighted average shares outstanding -- diluted.....   38,308        37,636       38,200      37,589
                                                     =======      ========     ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              JUNE 28,    JUNE 29,
                                                                1998        1997
                                                              --------   ----------
                                                                         (RESTATED)
Cash flows from operating activities:
  Net loss..................................................  $(8,854)    $(2,889)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................   13,527      15,526
     Provisions to write down inventory and capitalized
      software to net realizable value......................    2,843          --
     Write down of long-lived assets........................    4,210          --
     Bad debt provision.....................................      700          --
     Deferred taxes, net....................................   (4,167)       (689)
     Other non-cash items...................................      885          --
  Changes in operating assets and liabilities:
     Accounts receivable....................................   11,494      21,411
     Inventories............................................    4,943     (19,976)
     Other current assets...................................   (3,178)    (11,355)
     Accounts payable.......................................   (3,739)    (16,890)
     Accrued expenses.......................................   (2,196)      1,948
     Deferred revenue.......................................   (1,495)         (3)
                                                              -------     -------
Net cash provided by (used in) operating activities.........   14,973     (12,917)
Cash flows from investing activities:
  Purchase of marketable securities.........................  (76,519)    (16,011)
  Proceeds from marketable securities.......................   56,126      32,871
  Additions to property and equipment.......................   (7,783)    (14,784)
  Capitalized software costs................................   (3,397)     (3,743)
  Purchase of other assets..................................     (268)       (758)
                                                              -------     -------
Net cash used in investing activities.......................  (31,841)     (2,425)
Cash flows from financing activities:
  Proceeds from (payment to) foreign lines of credit........     (186)      1,427
  Payments on long-term borrowings..........................       --      (7,788)
  Principal payments under capital lease obligations........   (1,372)     (1,781)
  Proceeds from exercise of stock options...................    1,044       1,206
  Proceeds from stock purchase plan.........................      879       1,099
                                                              -------     -------
Net cash provided by (used in) financing activities.........      365      (5,837)
Adjustment to conform fiscal year of MultiLink..............       --         394
Effect of exchange rate changes on cash.....................      282         432
                                                              -------     -------
Net decrease in cash and cash equivalents...................  (16,221)    (20,353)
Cash and cash equivalents at beginning of period............   49,859      63,333
                                                              -------     -------
Cash and cash equivalents at end of period..................  $33,638     $42,980
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

     In the opinion of the management of PictureTel Corporation, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments, except as discussed in Note 2 to Notes to Consolidated Financial Statements) necessary to present fairly the Company's financial position at June 28, 1998, the results of operations for the three and six months ended June 28, 1998 and changes in cash flows for the six months ended June 28, 1998.

     The results disclosed in the Consolidated Balance Sheets at June 28, 1998 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and six months ended June 28, 1998 are not necessarily indicative of the results to be expected for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and also affect the reported amounts of revenues and expenses during the reporting period. The financial statements include significant estimates of the net realizable value of accounts receivable, inventory and capitalized software as well as the future tax benefit of deferred tax assets and the amount of certain contingent liabilities. Actual results could differ from those estimates.

     The financial statements and footnotes included in this Form 10-Q reflect the restatement of financial results described in Note 2 to Notes to Consolidated Financial Statements.

2.  RESTATEMENT OF FINANCIAL STATEMENTS

     On September 19, 1997, after the Company's reexamination (with assistance from its outside auditors) of leasing and other indirect channel transactions, the Company announced that it would reverse revenue related to certain of these transactions and, as a result, the Company intended to restate its financial statements for the third and fourth quarters of 1996 and the first quarter of 1997. On November 13, 1997, after completion of its reexamination, the Company announced that it would also restate the second quarter of 1997. The restatements were required to reverse product sales recorded which contained rights of return, contingent liabilities, payment contingencies, payment uncertainties or product sales for which delivery did not occur at the end of the period. The restatements were also required to record such product sales in the period in which the rights of return lapsed, contingencies or uncertainties were resolved, or delivery was completed. Certain transactions which were reversed have not been re-recorded as revenues in later periods. The financial statements and related Notes to Consolidated Financial Statements set forth in this Form 10-Q reflect the restatements that were made on Form 10-Q/A for the three and six month periods ended June 29, 1997 as filed with the Securities and Exchange Commission on January 20, 1998. A summary of the impact of the restatements for the three and six months ended June 29, 1997 is as follows (in thousands except per share amounts):

                             PICTURETEL CORPORATION

                                                               THREE MONTHS ENDED
                                                                  JUNE 29, 1997
                                                              ---------------------
                                                              PREVIOUSLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   --------
Revenues....................................................   $119,304    $117,966
Gross margin................................................     52,580      51,695
Loss before income taxes....................................     (5,617)     (6,903)
Income tax benefit..........................................     (1,946)     (2,003)
Net loss....................................................   $ (3,671)   $ (4,900)
Net loss per common share -- basic..........................   $  (0.10)   $  (0.13)
Net loss per common share -- diluted........................   $  (0.10)   $  (0.13)

                                                                SIX MONTHS ENDED
                                                                  JUNE 29, 1997
                                                              ---------------------
                                                              PREVIOUSLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   --------
Revenues....................................................   $242,922    $239,901
Gross margin................................................    111,847     110,432
Loss before income taxes....................................     (1,854)     (4,070)
Income tax benefit..........................................       (676)     (1,181)
Net loss....................................................   $ (1,178)   $ (2,889)
Net loss per common share -- basic..........................   $  (0.03)   $  (0.08)
Net loss per common share -- diluted........................   $  (0.03)   $  (0.08)

                                                                      AS OF
                                                                  JUNE 29, 1997
                                                              ---------------------
                                                              PREVIOUSLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   --------
Total assets................................................   $367,584    $363,035
Total liabilities...........................................   $ 96,996    $ 98,321
Total stockholders' equity..................................   $270,588    $264,714

3.  INVENTORIES

     Inventories (net) consist of the following (in thousands):

                                                                           DECEMBER
                                                               JUNE 28,      31,
                                                                 1998        1997
                                                              ----------   --------
Purchased parts.............................................   $  3,732    $  2,983
Work in process.............................................      1,909       2,128
Finished goods..............................................     31,010      39,790
                                                               --------    --------
                                                               $ 36,651    $ 44,901
                                                               ========    ========

                             PICTURETEL CORPORATION

4.  EARNINGS PER SHARE

     The following table reconciles the numerator and the denominators of the basic and diluted EPS computations shown on the Consolidated Statements of Operations (in thousands, except per share data):

                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      ----------------------    ---------------------
                                                      JUNE 28,     JUNE 29,     JUNE 28,    JUNE 29,
                                                        1998         1997         1998        1997
                                                      --------    ----------    --------   ----------
                                                                  (RESTATED)               (RESTATED)
BASIC EPS COMPUTATION:
Numerator:
     Net loss.....................................    $(6,688)     $(4,900)     $(8,854)    $(2,889)
                                                      =======      =======      =======     =======
Denominator:
     Weighted average common shares outstanding...     38,308       37,636       38,200      37,589
                                                      =======      =======      =======     =======
     Basic EPS....................................    $ (0.17)     $ (0.13)     $ (0.23)    $ (0.08)
                                                      =======      =======      =======     =======

DILUTED EPS COMPUTATION:
Numerator:
     Net loss.....................................    $(6,688)     $(4,900)     $(8,854)    $(2,889)
                                                      =======      =======      =======     =======
Denominator:
     Weighted average common shares outstanding...     38,308       37,636       38,200      37,589
     Stock options................................         --           --           --          --
                                                      =======      =======      =======     =======
     Total shares.................................     38,308       37,636       38,200      37,589
                                                      =======      =======      =======     =======
     Diluted EPS..................................    $ (0.17)     $ (0.13)     $ (0.23)    $ (0.08)
                                                      =======      =======      =======     =======

5.  COMPREHENSIVE INCOME (LOSS)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the interim reporting requirements in the first quarter of fiscal year 1998 and will adopt the annual reporting requirements in the fourth quarter of fiscal year 1998. Total comprehensive loss for the three month period ended June 28, 1998 was $4,740,000, and total comprehensive loss for the comparable period in 1997 was $3,393,000. Total comprehensive loss for the six month period ended June 28, 1998 was $8,449,000, and total comprehensive loss for the comparable period in 1997 was $2,832,000. The components of other comprehensive income are foreign currency translation adjustments and unrealized gains and losses on marketable securities.

6.  LITIGATION

  A.  Datapoint Litigation

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleged that certain of PictureTel's products infringed patent rights allegedly owned by Datapoint. Datapoint has been joined as plaintiff by John Frassanito and David Monroe, two individuals who claim to have rights to Datapoint's patents. The matter went to trial on March 16, 1998. On April 9, 1998 a jury returned a verdict in favor of PictureTel finding that PictureTel did not infringe the Datapoint patents and that the Datapoint patent claims raised against PictureTel were invalid. Datapoint has, as a matter of course, appealed these findings. The Company believes that it has meritorious defenses to the appeal.

                             PICTURETEL CORPORATION

  B.  Shareholder Litigation

     Since September 23, 1997, seven class action shareholders' complaints have been filed against the Company, Norman E. Gaut, Director and former Chairman and Chief Executive Officer, and Les Strauss, the former Vice President and Chief Financial Officer, in the United States District Court for the District of Massachusetts. The plaintiffs, who brought these actions on behalf of themselves and others similarly situated, are: (1) Faith Egli, Civil Action No. 97-12135-DPW; (2) Jerome H. Lipman, IRA, Civil Action No. 97-12238-DPW; (3) Daniel Frucher, Civil Action No. 97-12310-DPW; (4) Edmond J. Proulx and James Harris, Civil Action No. 97-12345-DPW; (5) Marvin Barab and Thomas J. Curley, Civil Action No. 97-12338-DPW; (6) Mark Szen and Nancy Szen, Civil Action No. 97-12439-DPW; and (7) Michael D. Kugler, Civil Action No. 97-12537 PBS. These plaintiffs filed a consolidated complaint on February 11, 1998, encaptioned In re PictureTel Corporation Securities Litigation, Civil Action No. 97-12135-DPW.

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

     On April 7, 1998, the Company filed a motion to dismiss the complaint. The Plaintiffs filed an amended complaint in response to the Company's motion to dismiss. No discovery has occurred and the Company expresses no opinion as to the likely outcome.

  C.  NV Holdings, Inc.

     On February 13, 1998, NV Holdings, Inc., filed a complaint in the State District Court for Dallas County, Texas, NV Holdings, Inc. v. PictureTel Corporation, Cause No. DF 98-01404, alleging against PictureTel tortious interference with both business advantage and existing contracts as well as business disparagement and slander. While the plaintiff has listed no specific damages they are seeking an injunction and $20,000,000 in punitive damages. The Company believes that it has meritorious defenses to the allegations of the complaint filed against it and is vigorously defending against the lawsuit and pursuing recovery under the following actions filed by it. The Company has filed three separate actions against parties that are believed, by the Company, to be related to NV Holdings, Inc.: (1) (PictureTel Corporation v. NV Technologies, Inc. d/b/a NuVision Technologies, Inc., et al, Civil Action No. 98-337A, filed February 17, 1998 in the Superior Court for Essex County, Massachusetts, for False Advertising and Unfair Business Practices). On February 23, 1998, the court issued a preliminary injunction against NuVision Technologies, Inc. and all persons acting in concert, participation or combination with them, prohibiting them from continuing to publish a certain advertisement that the Company alleges is false and misleading. On July 14, 1998, the Company sought leave of court to amend this complaint to include NV Holdings, Inc., and its subsidiary NuVision Technologies, Inc., of Nevada; (2) (PictureTel Corporation v. NV Technologies d/b/a NuVision Technologies. Inc. Civil action No.98-166-C, filed January 23, 1998, in the Superior Court for Essex County, Massachusetts, for Breach of Contract), seeking the repayment of approximately $4,000,000 from NuVision Technologies, Inc.; and (3) (PictureTel Corporation v. Tandberg, ASA, NV Holdings, Inc., et al, Civil Action No. 3-98CV1449-R, filed June 7, 1998, in the United States District Court for the Northern District of Texas, for fraud, fraudulent conveyance and breach of contract) seeking repayment of $4,000,000 and unspecified punitive damages.

                             PICTURETEL CORPORATION

     Discovery has begun with regard to these actions; however, the Company expresses no opinion as to the likely outcome of any of these matters.

  D.  Revnet, Inc.

     On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, Revnet, Inc., which has ceased operations. (Revnet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleges that the Company breached an oral contract. Revnet is seeking $200,000,000 in damages. The Company believes that the Plaintiff's claim is without merit and will vigorously defend against the lawsuit.

7.  DEBT

     The Company has available up to $40,000,000 under its revolving credit agreement and approximately $4,400,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At June 28, 1998, there were no borrowed amounts outstanding under the revolving credit agreement and $29,100,000 in standby letters of credit outstanding under the revolving credit agreement. There were no borrowed amounts outstanding under the foreign lines of credit. At June 28, 1998, the Company had $24,035,000 outstanding under various leasing lines including the obligation for the lease of the facility at 50 Minuteman Road in Andover which was $20,534,000 at June 28, 1998. This facility was subleased in June, 1998 for a ten-year term.

     The revolving credit agreement is secured by cash and marketable securities and contains certain financial covenants, including the maintenance of certain ratios including total liabilities to tangible net worth and minimum net income
(loss) requirements. The Company was in compliance with, or compliance was waived for, all covenants for the quarter ending June 28, 1998.

8.  COMMITMENTS

     In March 1997, the Company entered into an agreement to lease an additional facility currently under construction at 200 Minuteman Road in Andover. Rental payments are expected to begin early in the fourth quarter. The lease will be accounted for as a capital lease when construction is completed. The Company is considering alternatives other than occupancy, since current staffing levels do not support the requirement for this facility.

9.  SUBSEQUENT EVENT

     On July 22, 1998, the Company announced it had signed a letter of intent to purchase Starlight Networks, Inc., a leading provider of streaming media solutions for enterprise communications. The Company intends to purchase Starlight Networks primarily with common stock and cash. The acquisition is expected to be completed in the fourth quarter, subject to completion of the Company's registration statement on Form S-4 to be filed with the Securities and Exchange Commission. When completed, the transaction is expected to be accounted for under the purchase method of accounting.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statement of Operations for each period:

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                ----------------------    ---------------------
                                                JUNE 28,     JUNE 29,     JUNE 28,    JUNE 29,
                                                  1998         1997         1998        1997
                                                --------    ----------    --------   ----------
                                                            (RESTATED)               (RESTATED)
Revenues......................................     100%         100%         100%        100%
Cost of revenues..............................    61.5         56.2         58.1        54.0
Gross margin..................................    38.5         43.8         41.9        46.0
Selling, general and administrative...........    34.6         32.8         33.6        31.2
Research and development......................    14.0         17.3         15.3        17.2
Total operating expenses......................    48.6         50.1         48.9        48.4
Loss from operations..........................   (10.1)        (6.3)        (7.0)       (2.4)
Interest income, net..........................     0.6          0.6          0.5         0.7
Other income (expense), net...................     0.0         (0.2)         0.2         0.0
Loss before taxes.............................    (9.5)        (5.9)        (6.3)       (1.7)
Income tax benefit............................    (3.1)        (1.7)        (2.0)       (0.5)
Net loss......................................    (6.4)        (4.2)        (4.3)       (1.2)

FORWARD-LOOKING STATEMENTS

     This document includes forward-looking statements about the Company's business, revenues and expenses, effective tax rate, and operating and capital requirements. Forward-looking statements made or incorporated by reference herein are not guarantees of future performance. In addition, forward-looking statements may be included in various other PictureTel documents to be issued in the future and in various oral statements by PictureTel representatives to security analysts and investors from time to time. Any forward-looking statements are subject to risks that could cause the actual results to vary materially. Such risks are discussed below ("Risk Factors Which May Affect Future Results") and in related portions of this document, as well as in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

BUSINESS DEVELOPMENTS

     On September 19, 1997, after the Company's reexamination (with assistance from its outside auditors) of leasing and other indirect channel transactions, the Company announced that it would reverse revenue related to certain of these transactions and, as a result, the Company intended to restate its financial statements for the third and fourth quarters of 1996 and the first quarter of 1997. On November 13, 1997, after completion of its reexamination, the Company announced that it would also restate the second quarter of 1997. The restatements were required to reverse product sales recorded which contained rights of return, contingent liabilities, payment contingencies, payment uncertainties, or product sales for which delivery did not occur at the end of the period. The restatements were also required to record such product sales in the period in which the rights of return lapsed, contingencies or uncertainties were resolved, or delivery was completed, if at all. Certain transactions, which were reversed, have not been re-recorded as revenues in later periods. The financial statements and related notes to consolidated financial statements set forth in this Form 10-Q reflect the restatements that were made on Form 10-Q/A for the three and six month periods ended June 29, 1997 as filed with the Securities and Exchange Commission on January 20, 1998.

     On July 22, 1998, the Company announced it had signed a letter of intent to purchase Starlight Networks, Inc., a leading provider of streaming media solutions for enterprise communications. The Company intends to purchase Starlight Networks primarily with common stock and cash. The acquisition is expected to be completed in the fourth quarter, subject to completion of the Company's registration statement on Form S-4 to be filed with the Securities and Exchange Commission. When completed, the transaction is expected to be accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS

  Three Months Ended June 28, 1998 Compared to Three Months Ended June 29, 1997

     REVENUES. The Company's revenues decreased $13,384,000, or 11%, in the three month period ended June 28, 1998 compared to the comparable period in 1997. The decrease was primarily a result of lower unit volumes and a reduction in the total average selling price of desktop and bridge videoconferencing systems compared with the comparable period in 1997. Sales of group and desktop videoconferencing products accounted for 67% and 7%, respectively, of revenues for the three month period ended June 28, 1998, compared with 68% and 9%, respectively, for the comparable period in 1997. The average selling price for group products increased over the comparable period in 1997 due to a favorable change in the product mix. However, overall group product revenue decreased because of lower unit sales. Desktop product revenue declined during the three month period ended June 28, 1998 from the comparable period in 1997 due to a reduction in average selling price and decreased unit sales. Sales of bridge products accounted for approximately 11% and 13% of the Company's revenues for the three month period ended June 28, 1998 and the comparable period in 1997, respectively. Revenues from sales of bridge products decreased as a result of a reduction in average selling prices and lower unit volumes. Revenues from service and maintenance agreements increased 27% for the period ended June 28, 1998 compared with the comparable period in 1997 due to increased focus on the professional services business which began in the second half of the last fiscal year. Service revenues totaled 15% and 10% of total revenues for the period ended June 28, 1998 and the comparable period in 1997, respectively.

     The Company's revenues from sales to foreign markets totaled approximately $43,924,000 for the three month period ended June 28, 1998 compared to approximately $51,669,000 for the comparable period in 1997 representing 42% and 45% of total revenues, respectively. Asian markets were primarily responsible for the decline. Fluctuations in the Asian currencies and general weakness in the Asian economies may continue to impact future international revenues.

     GROSS MARGIN. The Company's gross margin decreased $11,422,000 or 22%, in the three month period ended June 28, 1998 compared to the comparable period in 1997. Gross margin as a percentage of revenues was 39% for the three month period ended June 28, 1998 compared to 44% for the comparable period in 1997. Gross margin as a percentage of revenues decreased as a result of the charges that were recorded in the quarter, totaling $6,808,000, as well as a reduction in the average selling price of videoconferencing systems. Of these charges, $5,457,000 related to the write down of inventory and capitalized software to their net realizable value and other costs associated with the discontinuation of one of the Company's product lines. In addition, inventory provisions of $1,351,000 were recorded to write down certain inventories to their net realizable value.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $2,465,000 or 6% from the comparable period in 1997 but increased as a percentage of revenues to 35% from 33%. The dollar decrease resulted primarily from efforts to reduce the Company's cost structure which began during the last two quarters of fiscal 1997. Included in selling, general and administrative expenses is a charge of approximately $4,210,000 for unrecoverable leasehold improvements and furniture and fixtures related to the facility at 50 Minuteman Road in Andover. The Company subleased this facility in June, 1998. Excluding the charge, selling, general & administrative expenses as a percentage of revenues would have been 30%.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased $5,807,000, or 28% for the three month period ended June 28, 1998 from the comparable period in 1997 and were 14% of revenues for the three month period ended June 28, 1998 compared to 17% for the comparable period in 1997. Research and development expenditures, prior to the capitalization of software costs, were $16,558,000 for the three month period ended June 28, 1998 and $22,327,000 for the comparable period in 1997 or 16% and 19% of revenues, respectively. The Company capitalized software costs of $1,941,000 for the three month period ended June 28, 1998 and $1,903,000 for the comparable period in 1997. The Company reduced the level of research and development investment during the three month period ended June 28, 1998 from the comparable period in 1997 and continues to evaluate the scope and direction of various programs. There can be no assurance that management's initiatives to focus its efforts on the costs of research and development will be successful or that any technologies will be ultimately successfully commercialized.

     OPERATING LOSS. The Company posted an operating loss of $10,529,000 for the three month period ended June 28, 1998 compared with an operating loss of $7,379,000 for the comparable period in 1997. The operating loss results primarily from the lower revenues and the charges discussed above. Excluding the charges, the Company would have generated over $1.0 million in operating income for the period.

     NET INTEREST INCOME. Net interest income decreased to $553,000 for the three month period ended June 28, 1998 from $686,000 for the comparable period in 1997. The decrease was primarily the result of higher interest expense resulting from capital lease obligations.

     OTHER INCOME, NET. Other income, net of $5,000 for the three month period ended June 28, 1998 consists primarily of net gains on sales of equipment. Other expenses, net of $210,000 for the three month period ended June 29, 1997, consists primarily of net losses on foreign currency transactions.

     INCOME TAXES. The Company's effective tax rate for the three month period ended June 28, 1998 was 33% compared with 29% for the comparable period in 1997. The effective tax rate for the three month period ended June 28, 1998 differs from the federal statutory rate due primarily to state taxes offset by foreign taxes and research and development tax credits. The effective tax rate for the three month period ended June 29, 1997 was lower than the federal statutory rate primarily due to the benefits of the research and development credits, the foreign sales corporation and a decrease in the valuation allowance. At June 28,1998, management believes it is more likely than not that the deferred tax asset will be realized. However, the realization of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. The amount of the net deferred tax assets considered realizable could be significantly or completely reduced if taxable income is not generated in the near term.

  Six Months Ended June 28, 1998 Compared to Six Months Ended June 29, 1997

     REVENUES. The Company's revenues decreased $34,273,000, or 14%, in the six month period ended June 28, 1998 compared to the comparable period in 1997. The decrease was primarily a result of decreased videoconferencing system unit shipments and a reduction in the average selling price of videoconferencing systems. Sales of group and desktop videoconferencing products accounted for 68% and 7%, respectively, of revenues for the six month period ended June 28, 1998, compared with 69% and 10%, respectively, for the comparable period in 1997. Desktop product revenue declined during the six month period ended June 28, 1998 from the comparable period in 1997 due to lower average selling prices. In addition, sales of bridge products accounted for approximately 11% of the Company's revenues for the six month period ended June 28, 1998 and 12% for the comparable period in 1997. Revenues from service and maintenance agreements increased $5,806,000 or 25% for the six month period ended June 28, 1998 compared with the comparable period in 1997 due to increased focus on the professional services business which began in the second half of the last fiscal year. Service revenues totaled 14% and 10% of total revenues for the six month period ended June 28, 1998, and the comparable period in 1997, respectively.

     The Company's revenues from sales to foreign markets totaled approximately $92,533,000 for the six month period ended June 28, 1998 compared to approximately $109,578,000 for the comparable period in 1997 representing 45% and 46%, respectively, of total revenues. Asian markets were primarily responsible for the decline. Fluctuations in the Asian currencies and general weakness in the Asian economies may continue to impact future international revenues.

     GROSS MARGIN. The Company's gross margin declined $24,272,000 or 22%, in the six month period ended June 28, 1998 compared to the comparable period in 1997. Gross margin as a percentage of revenues was 42% for the six month period ended June 28, 1998 compared to 46% for the comparable period in 1997. Gross margin as a percentage of revenues decreased as a result of the charges recorded in the second quarter of fiscal 1998 and a reduction in the average selling price of videoconferencing systems.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $5,921,000 or 8% from the comparable period in 1997 but increased as a percentage of revenues to 34% from 31%. The dollar decrease resulted primarily from efforts to reduce the Company's cost structure which began during the last two quarters of 1997. Selling, general and administrative expenses as a percentage of revenues increased as a result of the charge recorded in the second quarter of fiscal 1998. Excluding this charge, selling, general and administrative expenses as a percentage of revenues would have been 31%.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased $9,841,000, or 24% for the six month period ended June 28, 1998 from the comparable period in 1997 and were 15% and 17%, respectively, of revenues for the six month period ended June 28, 1998 and the comparable period in 1997. Research and development expenditures, prior to the capitalization of software costs, were $34,914,000 for the six month period ended June 28, 1998 and $45,101,000 for the comparable period in 1997 or 17% and 19% of revenues, respectively. The Company capitalized software costs of $3,397,000 for the six month period ended June 28, 1998 and $3,743,000 for the comparable period in 1997. The Company reduced the level of research and development investment during the first six months of fiscal 1998 from the comparable period in 1997 and continues to evaluate the scope and direction of various programs. There can be no assurance that management's initiatives to focus its efforts on the costs of research and development will be successful or that any technologies will be ultimately successfully commercialized.

     OPERATING LOSS. The Company posted an operating loss of $14,351,000 for the six month period ended June 28, 1998, compared with an operating loss of $5,841,000 for the comparable period in 1997. The operating loss results primarily from the lower revenues and the charges discussed above. Excluding the charges, the Company generated an operating loss of approximately $2.7 million.

     NET INTEREST INCOME. Net interest income decreased to $1,001,000 for the six month period ended June 28, 1998 from $1,577,000 for the comparable period in 1997. The decrease was primarily the result of higher interest expense resulting from capital lease obligations.

     OTHER INCOME, NET. Other income, net of $329,000 for the six month period ended June 28, 1998 consists primarily of net gains on foreign currency transactions. Other income, net of $194,000 for the comparable period in 1997 consists primarily of net gains on foreign currency transactions and net gains on sales of securities.

     INCOME TAXES. The Company's effective tax rate for the six month period ended June 28, 1998 was 32% compared with 29% for the comparable period in 1997. The effective tax rate for the six month period ended June 28, 1998 differs from the federal statutory rate due primarily to state taxes offset by foreign taxes and research and development tax credits. The effective tax rate for the six month period ended June 29, 1997 was lower than the federal statutory rate primarily due to the benefits of the research and development credits, the foreign sales corporation and a decrease in the valuation allowance. At June 28,1998, management believes it is more likely than not that the deferred tax asset will be realized. However, the realization of the net deferred tax asset is dependent on generating sufficient taxable income in future periods. The amount of the net deferred tax assets considered realizable could be significantly or completely reduced if taxable income is not generated in the near term.

LIQUIDITY AND CAPITAL RESOURCES

     At June 28, 1998 the Company had $33,638,000 in cash and cash equivalents and $52,545,000 in short-term marketable securities. During the six month period ended June 28, 1998 the Company generated $14,973,000 in cash from operating activities. The primary source of cash during the six month period ended June 28, 1998 was the collection of accounts receivable and the reduction of inventory. Cash used for investing activities increased as a result of excess cash being invested in marketable securities.

     The Company has available up to $40,000,000 under its revolving credit agreement and approximately $4,400,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At June 28, 1998, there were no borrowed amounts outstanding under the revolving credit agreement and $29,100,000 in standby letters of credit outstanding under the revolving credit agreement. There were no borrowed amounts outstanding under the foreign lines of credit. At June 28, 1998, the Company had $24,035,000 outstanding under various leasing lines including the obligation for the lease of the facility at 50 Minuteman Road in Andover which was $20,534,000 at June 28, 1998. This facility was subleased in June 1998 for a ten-year term.

     The revolving credit agreement is secured by cash and marketable securities and contains certain financial covenants, including the maintenance of certain financial ratios and minimum net income (loss) requirements. The Company was in compliance with, or compliance was waived for, all covenants for the quarter ending June 28, 1998.

     On July 22, 1998, the Company announced it had signed a letter of intent to purchase Starlight Networks, Inc. The Company intends to purchase Starlight Networks primarily with common stock and cash. The acquisition is expected to be completed in the fourth quarter, subject to completion of the Company's Registration Statement on Form S-4 to be filed with the Securities and Exchange Commission. When completed the transaction is expected to be accounted for under the purchase method of accounting and is expected to consume between $10 million and $15 million in cash in the first nine months after completion.

     In March 1997, the Company entered into an agreement to lease an additional facility currently under construction at 200 Minuteman Road in Andover. Rental payments are expected to begin early in the fourth quarter. The lease will be accounted for as a capital lease when construction is completed. The Company is considering alternatives other than occupancy, since current staffing levels do not support the requirement for this facility.

     The Company believes that funds from operations, equipment lease financing, available borrowings under its various credit agreements and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's near term operating and capital requirements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131(SFAS 131), "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about their operating segments. SFAS 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and material geographic locations in which the entity holds assets and reports revenues. The Company will adopt SFAS 131 for its fiscal year ending December 31, 1998. The Company is currently evaluating the effects of this change on its reporting of segment and geographic information but does not expect the statement to have a material impact on its financial position or results of operations as the statement requires only additional disclosure.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the effects of this change but anticipates that the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

     In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivative and other financial instruments. The Company adopted the enhanced accounting policy disclosure requirements in the fourth quarter of the fiscal year ending December 31, 1997. The Company will begin furnishing the qualitative and quantitative disclosures of market risk in the Company's Annual Report on Form 10-K for the year ending December 31, 1998.

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

     The following risk factors relating to the business of PictureTel and certain forward looking statements contained herein, should be considered by current and prospective investors of PictureTel common stock. These factors should be considered in conjunction with other information contained in this document.

     NEW PRODUCTS, COST REDUCTIONS, TECHNOLOGICAL CHANGE, AND EVOLVING
MARKETS. The Company is engaged in an industry that is still emerging as a result of extensive research and development efforts which continue to bring to market new, more technologically advanced products introduced on an accelerated basis. Simultaneously, the larger telecommunications market is in a heightened competitive state due to deregulation throughout the world. In order to maintain its market share leadership role in this fast-paced emerging market, the Company must introduce through internal development or by acquisition significant innovative, technologically leading and competitively leading new products. There is no assurance that such new products will be introduced by the Company, or if introduced, be accepted by its customers. In addition to products operating in an ISDN environment, new technologies and networks for delivering videoconferencing and data collaboration services, such as the Internet and corporate intranets or LANs, have opened new delivery mediums and opportunities for videoconferencing. Industry standards for such new technologies are still being developed and in the meantime, there has been a slowdown in the growth of the general market for videoconferencing products due to customer uncertainty. There can be no assurance that the Company will be successful in obtaining cost reductions or in developing and marketing suitable new products with attractive margins for these new technologies and networks that are competitive and accepted by the marketplace. The possible transition, migration and/or convergence of technologies is difficult to predict and could have profound implications for the industry. Furthermore there is risk that some existing products could be rendered obsolete due to changing technology.

     COMPETITION. In its established businesses of group systems and desktop systems, the Company competes with a number of larger corporations, such as Sony and Intel, which have greater financial and marketing resources than the Company. In the developing businesses of videoconferencing over networks such as the Internet and LANs, and compact systems, a number of new companies have begun to offer competitive products. In addition, alliances between companies which compete with the Company and companies which develop and market network products as well as mergers among competitors are intensifying competition in the marketplace. This increased competition, together with a slowdown in the growth of the general market for videoconferencing products, has led and may continue to lead to increases in the defection or dilution of PictureTel's distribution channel partners to competitors, decreases in average selling prices and margins in both group and desktop videoconferencing systems or a lower Company segment market share for newer products and services in the emerging areas of network-based videoconferencing products and services. In some cases, PictureTel competes with its channel partners for various services which increases the complexity of channel management. In addition, other companies such as Microsoft or Intel may respectively offer network videoconferencing software solutions or incorporate standard algorithms into processor chips free of additional charge which may reduce the value PictureTel technology provides to the market, especially in its lower end products. Some of PictureTel's competitors have introduced a new sales model consisting of leasing all videoconferencing equipment and videoconferencing services on a monthly basis. In addition, future prices the Company is able to obtain for its products and services may further decrease from historical levels as a result of new product introductions by others, price competition, technological change, or otherwise. These factors may impact the Company's growth and operating results.

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

     RECENT HISTORY OF LOSSES. PictureTel reported a 5% decrease in revenues for 1997 as compared to revenues for 1996 and a decrease in net income from $32,172,000 net income in 1996 to $39,398,000 net loss in 1997. These results have been adjusted for the restatement announced in the third quarter of 1997 for the financial results for the first and second quarters of 1997 and the third and fourth quarters of 1996. PictureTel recorded significant other charges in 1997 to bring expenses into line with its lower level of revenues and a lower expected rate of growth. The decrease in revenues continued in the first and second quarters of 1998, and the Company reported a net loss of $8,854,000 for the six months ended June 28, 1998. Revenues and prospects for growth have been impacted by the decline in the average selling price for many PictureTel products, a decline in the profitability of the industry, and by a slowdown in the general market for videoconferencing products, in part resulting from the perceived uncertainty of customers as to how the existing products of the Company and its competitors will fit in with expected new multimedia videoconferencing products utilizing the Internet and LAN systems. Continued lower operating results may impact the Company's ability to remain in compliance with covenants the Company has agreed to with banks in its revolving credit agreement. There can be no assurance that PictureTel can return to the level of profit in relation to net sales experienced in years prior to 1997.

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

     DEPENDENCE ON KEY PERSONNEL. In February 1998, Bruce Bond succeeded Dr. Norman Gaut as Chief Executive Officer. In June 1998, Mr. Bond was elected Chairman of the Board and Mr. Gaut retired as an active employee while remaining a director. There can be no assurance that the transition from Dr. Gaut to Mr. Bond will be successful. In July 1998, Richard Goldman, Vice President and Chief Financial Officer, announced his resignation. Mr. Goldman's employment will terminate September 11, 1998. No successor has yet been named. PictureTel depends on a limited number of key management personnel, including Mr. Bond; David Grainger, Group Vice President of Field Operations; David Goselin, Vice President, Operations; Stephen Chambers, Vice President, Marketing; Lawrence Bornstein, Vice President, Human Resources; and Richard Baker, Vice President and Chief Technology Officer. There has been considerable change in the PictureTel management team since late 1996, and the loss of the services of one or more of PictureTel's key personnel or the inability to attract, retain, motivate and manage additional key personnel could have a material adverse effect on the business or operating results of PictureTel. In addition, in recent months, the Company has experienced an increase in voluntary employee attrition from engineering and other departments. There is no assurance, given the competitive nature of the current job market, that PictureTel will be able to adequately fill the open positions.

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

     PictureTel has tested its products for Year 2000 compliance and has determined that all PictureTel products currently available for sale have either successfully passed Year 2000 compliance testing or have been deemed Year 2000 not-applicable by virtue of the fact that they do not process dates in any manner. A small number of PictureTel's installed base products do not pass Year 2000 compliance testing. For these non-compliant older versions of PictureTel products, PictureTel has, with one exception, generated simple workarounds that are planned to be made available to customers and which will allow the systems to operate with full functionality.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

  A.  Datapoint Litigation

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleged that certain of PictureTel's products infringed patent rights allegedly owned by Datapoint. Datapoint has been joined as plaintiff by John Frassanito and David Monroe, two individuals who claim to have rights to Datapoint's patents. The matter went to trial on March 16, 1998. On April 9, 1998 a jury returned a verdict in favor of PictureTel finding that PictureTel did not infringe the Datapoint patents and that the Datapoint patent claims raised against PictureTel were invalid. Datapoint has, as a matter of course, appealed these findings. The Company believes that it has meritorious defenses to the appeal.

  B.  Shareholder Litigation

     Since September 23, 1997, seven class action shareholders' complaints have been filed against the Company, Norman E. Gaut, Director and former Chairman and Chief Executive Officer, and Les Strauss, the former Vice President and Chief Financial Officer, in the United States District Court for the District of Massachusetts. The plaintiffs, who brought these actions on behalf of themselves and others similarly situated, are: (1) Faith Egli, Civil Action No. 97-12135-DPW; (2) Jerome H. Lipman, IRA, Civil Action No. 97-12238-DPW; (3) Daniel Frucher, Civil Action No. 97-12310-DPW; (4) Edmond J. Proulx and James Harris, Civil Action No. 97-12345-DPW; (5) Marvin Barab and Thomas J. Curley, Civil Action No. 97-12338-DPW; (6) Mark Szen and Nancy Szen, Civil Action No. 97-12439-DPW; and (7) Michael D. Kugler, Civil Action No. 97-12537 PBS. These plaintiffs filed a consolidated complaint on February 11, 1998, encaptioned In re PictureTel Corporation Securities Litigation, Civil Action No. 97-12135-DPW.

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

     On April 7, 1998, the Company filed a motion to dismiss the complaint. The Plaintiffs filed an amended complaint in response to the Company's motion to dismiss. No discovery has occurred and the Company expresses no opinion as to the likely outcome.

  C.  NV Holdings, Inc.

     On February 13, 1998, NV Holdings, Inc., filed a complaint in the State District Court for Dallas County, Texas, NV Holdings, Inc. v. PictureTel Corporation, Cause No. DF 98-01404, alleging against PictureTel tortious interference with both business advantage and existing contracts as well as business disparagement and slander. While the plaintiff has listed no specific damages they are seeking an injunction and $20,000,000 in punitive damages. The Company believes that it has meritorious defenses to the allegations of the complaint filed against it and is vigorously defending against the lawsuit and pursuing recovery under the following actions filed by it. The Company has filed three separate actions against parties that are believed, by the Company, to be related to NV Holdings, Inc.: (1) (PictureTel Corporation v. NV Technologies, Inc. d/b/a NuVision Technologies, Inc., et al, Civil Action No. 98-337A, filed February 17, 1998 in the Superior Court for Essex County, Massachusetts, for False Advertising and Unfair Business Practices). On February 23, 1998, the court issued a preliminary injunction against NuVision Technologies, Inc. and all persons acting in concert, participation or combination with them, prohibiting them from continuing to publish a certain advertisement that the Company alleges is false and misleading. On July 14, 1998, the Company sought leave of court to amend this complaint to include NV Holdings, Inc., and its subsidiary NuVision Technologies, Inc., of Nevada;
(2) (PictureTel Corporation v. NV Technologies d/b/a NuVision Technologies. Inc. Civil action No. 98-166-C, filed January 23, 1998, in the Superior Court for Essex County, Massachusetts, for Breach of Contract), seeking the repayment of approximately $4,000,000 from NuVision Technologies, Inc.; and (3) (PictureTel Corporation v. Tandberg, ASA, NV Holdings, Inc., et al, Civil Action No. 3-98CV1449-R, filed June 7, 1998, in the United States District Court for the Northern District of Texas, for fraud, fraudulent conveyance and breach of contract) seeking repayment of $4,000,000 and unspecified punitive damages.

     Discovery has begun with regard to these actions; however, the Company expresses no opinion as to the likely outcome of any of these matters.

  D.  Revnet, Inc.

     On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, Revnet, Inc., which has ceased operations. (Revnet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleges that the Company breached an oral contract. Revnet is seeking $200,000,000 in damages. The Company believes that the Plaintiff's claim is without merit and will vigorously defend against the lawsuit.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on June 17, 1998. The Stockholders of the Company elected members of the Board of Directors and ratified the selection of PricewaterhouseCoopers LLP as the Company's auditors for fiscal year 1998. The number of affirmative, negative and abstained votes cast with respect to each of the matters voted on were as follows:

     The tabulation of votes for the nominees for directors were as follows:

                                  COMMON STOCK

                                                                 FOR       WITHHELD
                                                              ----------   --------
Norman E. Gaut..............................................  32,860,297   611,910
Robert T. Knight............................................  32,894,487   577,720
David Levi..................................................  32,884,540   587,667
Enzo Torresi................................................  32,982,440   489,767
Bruce R. Bond...............................................  33,009,891   462,316

Other matters considered:

                                                         AFFIRMATIVE    NEGATIVE   ABSTAINED
                                                            VOTES        VOTES       VOTES
                                                         -----------    --------   ---------
Selection of PricewaterhouseCoopers LLP as auditors....  33,298,456      88,093     85,658

ITEM 5 -- OTHER INFORMATION

     On July 22, 1998, the Company announced the resignation of Richard B. Goldman, Vice President and Chief Financial Officer. Mr. Goldman will remain at PictureTel during a transition period through September 11, 1998. No successor has yet been named.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

10.1 Amended employment agreement between PictureTel Corporation and Richard B. Goldman dated July 13, 1998.

27.1 Financial Data Schedule for the period ended June 28, 1998, as required by Item 601(c) of Regulation S-K.

27.2 Financial Data Schedule for the period ended June 29, 1997, as required by Item 601(c) of Regulation S-K.

27.3 Financial Data Schedule for the period ended June 29, 1996, as required by Item 601(c) of Regulation S-K.

(b)   Reports on Form 8-K
None

                                   SIGNATURE

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PICTURETEL CORPORATION


                                            By:  /s/ Richard B. Goldman
                                            ------------------------------------
                                                 Richard B. Goldman
                                                 Vice President and Chief
                                                 Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

August 12, 1998.