Form 10-Q
period 1998-09-27
PICTURETEL CORP
filed 1998-11-12
CIK 755095

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                               TO

FOR THE QUARTER ENDED SEPTEMBER 27, 1998  COMMISSION FILE NUMBER 1-9434

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

As of November 5, 1998, there were issued and outstanding 38,507,005 shares of common stock of the registrant.

================================================================================

                             PICTURETEL CORPORATION

                                   FORM 10-Q

                                     INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
     Consolidated Balance Sheets
          September 27, 1998 and December 31, 1997..........        3
     Consolidated Statements of Operations
          Three and nine months ended September 27, 1998 and
        September 28, 1997..................................        4
     Consolidated Statements of Cash Flows
          Nine months ended September 27, 1998 and September
        28, 1997............................................        5
     Notes to Consolidated Financial Statements.............      6-9
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................    10-19

PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................       20
Item 5. Other Items.........................................       21
Item 6. Exhibits and Reports on Form 8-K....................       21
Signatures..................................................       22

                             PICTURETEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 27,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                          ASSETS
Current assets:
     Cash and cash equivalents..............................    $ 49,270         $ 49,859
     Marketable securities..................................      50,924           32,152
     Accounts receivable less allowance for doubtful
      accounts of $5,199 in 1998 and $6,315 in 1997.........      92,975          108,729
     Inventories, net (Note 2)..............................      30,793           44,901
     Deferred taxes, net....................................      15,615           15,615
     Other current assets...................................      11,047            6,803
                                                                --------         --------
          Total current assets..............................     250,624          258,059
Deferred taxes, net.........................................      19,508           16,106
Property and equipment, net.................................      56,909           69,103
Capitalized software costs, net.............................       6,190            2,368
Other assets................................................      11,507            9,415
                                                                --------         --------
          Total assets......................................    $344,738         $355,051
                                                                ========         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings (Note 6).........................    $  2,594         $    186
     Accounts payable.......................................      27,165           30,169
     Accrued compensation and benefits......................      13,932           10,551
     Accrued expenses.......................................      31,211           37,207
     Current portion of capital lease obligations...........       2,946            3,426
     Deferred revenue.......................................      22,865           23,547
                                                                --------         --------
          Total current liabilities.........................     100,713          105,086
Capital lease obligations...................................      20,167           22,000
Commitments and contingencies (Notes 5, 6 and 7)
Stockholders' equity:
     Preferred stock, $.01 par value; 15,000,000 shares
      authorized; none issued...............................          --               --
     Common stock, $.01 par value; 80,000,000 shares
      authorized; 38,497,621 and 38,040,363 shares issued
      and outstanding in 1998 and 1997, respectively........         384              380
     Additional paid-in capital.............................     207,323          204,242
     Retained earnings......................................      18,195           25,425
     Cumulative translation adjustment......................      (2,058)          (2,077)
     Unrealized gain (loss) on marketable securities, net...          14               (5)
                                                                --------         --------
          Total stockholders' equity........................     223,858          227,965
                                                                --------         --------
          Total liabilities and stockholders' equity........    $344,738         $355,051
                                                                ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 27,    SEPTEMBER 28,    SEPTEMBER 27,    SEPTEMBER 28,
                                             1998             1997             1998             1997
                                         -------------    -------------    -------------    -------------
Revenues:
     Product revenues..................    $ 87,346         $ 96,530         $263,651         $312,914
     Service revenues..................      14,712           13,159           44,034           36,676
                                           --------         --------         --------         --------
          Total revenues...............     102,058          109,689          307,685          349,590
Cost of revenues:
     Product cost of revenues..........      45,407           56,534          141,517          167,476
     Service cost of revenues..........      10,890           10,339           34,248           28,866
                                           --------         --------         --------         --------
          Total cost of revenues.......      56,297           66,873          175,765          196,342
                                           --------         --------         --------         --------
Gross margin...........................      45,761           42,816          131,920          153,248

Operating expenses:
     Selling, general and
       administrative..................      30,214           45,222           99,207          120,137
     Research and development..........      14,451           19,250           45,968           60,608
                                           --------         --------         --------         --------
          Total operating expenses.....      44,665           64,472          145,175          180,745
                                           --------         --------         --------         --------
Income (loss) from operations..........       1,096          (21,656)         (13,255)         (27,497)
Interest income, net...................         721              460            1,722            2,037
Other income (expense), net............         572           (2,355)             901           (2,161)
                                           --------         --------         --------         --------
Income (loss) before income tax expense
  (benefit)............................       2,389          (23,551)         (10,632)         (27,621)
Income tax expense (benefit)...........         765           (6,836)          (3,402)          (8,017)
                                           --------         --------         --------         --------
          Net income (loss)............    $  1,624         $(16,715)        $ (7,230)        $(19,604)
                                           ========         ========         ========         ========
Net income (loss) per common share --
  basic................................    $   0.04         $  (0.44)        $  (0.19)        $  (0.52)
                                           ========         ========         ========         ========
Net income (loss) per common share --
  diluted..............................    $   0.04         $  (0.44)        $  (0.19)        $  (0.52)
                                           ========         ========         ========         ========
Weighted average shares outstanding --
  basic................................      38,376           37,803           38,259           37,675
                                           ========         ========         ========         ========
Weighted average shares outstanding --
  diluted..............................      38,693           37,803           38,259           37,675
                                           ========         ========         ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 27,   SEPTEMBER 28,
                                                                  1998            1997
                                                              -------------   -------------
Cash flows from operating activities:
  Net loss..................................................    $ (7,230)       $(19,604)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................      20,749          22,421
     Provisions to write down inventory and capitalized
      software to net realizable value......................       3,392              --
     Write down of long-lived assets........................       4,210              --
     Bad debt provision.....................................       1,200              --
     Deferred taxes, net....................................       3,402              --
     Non-cash portion of other charges......................          --          12,227
     Other non-cash items...................................         915          (9,544)
  Changes in operating assets and liabilities:
     Accounts receivable....................................      14,504          31,467
     Inventories............................................      11,609          (6,667)
     Other current assets...................................      (2,551)        (11,049)
     Accounts payable.......................................      (2,989)        (28,426)
     Accrued expenses.......................................      (9,321)         12,085
     Deferred revenue.......................................        (734)            179
                                                                --------        --------
Net cash provided by operating activities...................      37,156           3,089
Cash flows from investing activities:
  Purchase of marketable securities.........................     (94,703)        (23,753)
  Proceeds from marketable securities.......................      75,931          42,276
  Additions to property and equipment.......................     (13,340)        (18,540)
  Capitalized software costs................................      (5,162)         (5,723)
  Purchase of other assets..................................      (3,484)         (4,691)
                                                                --------        --------
Net cash used in investing activities.......................     (40,758)        (10,431)
Cash flows from financing activities:
  Proceeds from (payments to) foreign lines of credit.......       2,437            (519)
  Payments on long-term borrowings..........................          --          (5,091)
  Principal payments under capital lease obligations........      (2,292)         (2,331)
  Proceeds from exercise of stock options...................         793             643
  Proceeds from stock purchase plan.........................       1,660           3,534
                                                                --------        --------
Net cash provided by (used in) financing activities.........       2,598          (3,764)
Adjustment to conform fiscal year of MultiLink..............          --             394
Effect of exchange rate changes on cash.....................         415             338
                                                                --------        --------
Net decrease in cash and cash equivalents...................        (589)        (10,374)
Cash and cash equivalents at beginning of period............      49,859          63,333
                                                                --------        --------
Cash and cash equivalents at end of period..................    $ 49,270        $ 52,959
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

     In the opinion of the management of PictureTel Corporation, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position at September 27, 1998, the results of operations for the three and nine months ended September 27, 1998 and changes in cash flows for the nine months ended September 27, 1998.

     The results disclosed in the Consolidated Balance Sheet at September 27, 1998 and the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three and nine months ended September 27, 1998 are not necessarily indicative of the results to be expected for the full year.

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

2.  INVENTORIES

     Inventories (net) consist of the following (in thousands):

                                                              SEPTEMBER 27,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
     Purchased parts........................................     $ 4,283         $ 2,983
     Work in process........................................       1,492           2,128
     Finished goods.........................................      25,018          39,790
                                                                 -------         -------
                                                                 $30,793         $44,901
                                                                 =======         =======

                             PICTURETEL CORPORATION

3.  EARNINGS PER SHARE

     The following table reconciles the numerator and the denominators of the basic and diluted EPS computations shown on the Consolidated Statements of Operations (in thousands, except per share data):

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 27,    SEPTEMBER 28,    SEPTEMBER 27,    SEPTEMBER 28,
                                             1998             1997             1998             1997
                                         -------------    -------------    -------------    -------------
BASIC EPS COMPUTATION:
Numerator:
     Net income (loss).................     $ 1,624         $(16,715)         $(7,230)        $(19,604)
                                            =======         ========          =======         ========
Denominator:
     Weighted average common shares
       outstanding.....................      38,376           37,803           38,259           37,675
                                            =======         ========          =======         ========
     Basic EPS.........................     $  0.04         $  (0.44)         $ (0.19)        $  (0.52)
                                            =======         ========          =======         ========
DILUTED EPS COMPUTATION:
Numerator:
     Net income (loss).................     $ 1,624         $(16,715)         $(7,230)        $(19,604)
                                            =======         ========          =======         ========
Denominator:
     Weighted average common shares
       outstanding.....................      38,376           37,803           38,259           37,675
     Stock options.....................         317               --               --               --
                                            -------         --------          -------         --------
     Total shares......................      38,693           37,803           38,259           37,675
                                            =======         ========          =======         ========
     Diluted EPS.......................     $  0.04         $  (0.44)         $ (0.19)        $  (0.52)
                                            =======         ========          =======         ========

4.  COMPREHENSIVE INCOME (LOSS)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the interim reporting requirements in the first quarter of fiscal year 1998 and will adopt the annual reporting requirements in the fourth quarter of fiscal year 1998. Total comprehensive income for the three-month period ended September 27, 1998 was $1,257,000, and total comprehensive loss for the comparable period in 1997 was $16,531,000. Total comprehensive loss for the nine-month period ended September 27, 1998 was $7,192,000, and total comprehensive loss for the comparable period in 1997 was $19,363,000. The components of other comprehensive income are foreign currency translation adjustments and unrealized gains and losses on marketable securities.

5.  LITIGATION

  A.  Datapoint Litigation

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleged that certain of PictureTel's products infringed patent rights allegedly owned by Datapoint. Datapoint has been joined as plaintiff by John Frassanito and David Monroe, two individuals who claim to have rights to Datapoint's patents. The matter went to trial on March 16, 1998. On April 9, 1998 a jury returned a verdict in favor of PictureTel finding that PictureTel did not infringe the

                             PICTURETEL CORPORATION

Datapoint patents and that the Datapoint patent claims raised against PictureTel were invalid. Datapoint has appealed these findings, and there can be no assurance that the outcome of the appeal will be in favor of PictureTel. The Company believes that it has meritorious defenses to the appeal.

  B.  Shareholder Litigation

     Since September 23, 1997, seven class action shareholders' complaints have been filed against the Company, Norman E. Gaut, Director and former Chairman of the Board and Chief Executive Officer, and Les Strauss, the former Vice President and Chief Financial Officer, in the United States District Court for the District of Massachusetts. The plaintiffs, who brought these actions on behalf of themselves and others similarly situated, are: (1) Faith Egli, Civil Action No. 97-12135-DPW; (2) Jerome H. Lipman, IRA, Civil Action No. 97-12238-DPW; (3) Daniel Frucher, Civil Action No. 97-12310-DPW; (4) Edmond J. Proulx and James Harris, Civil Action No. 97-12345-DPW; (5) Marvin Barab and Thomas J. Curley, Civil Action No. 97-12338-DPW; (6) Mark Szen and Nancy Szen, Civil Action No. 97-12439-DPW; and (7) Michael D. Kugler, Civil Action No. 97-12537 PBS. These plaintiffs filed a consolidated complaint on February 11, 1998, encaptioned In re PictureTel Corporation Securities Litigation, Civil Action No. 97-12135-DPW.

     The original complaints were filed following the Company's announcement on September 19, 1997 that it would restate its financial results for the first quarter of the fiscal year ending December 31, 1997 and the last two quarters of the fiscal year ending December 31, 1996 and were amended when the Company announced on November 13, 1997 that it would also restate the second quarter of the fiscal year ending December 31, 1997. The consolidated complaint alleges that PictureTel and Messrs. Gaut and Strauss violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, during the period from October 17, 1996 through November 13, 1997, through the alleged preparation and dissemination of materially false and misleading financial statements which artificially inflated the price of PictureTel Common Stock. The consolidated complaint seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses.

     On April 7, 1998, the Company filed a motion to dismiss the complaint. On October 28, 1998, the motion to dismiss Norman E. Gaut was granted and the motion to dismiss PictureTel and Les Strauss was denied. No discovery has occurred and the Company expresses no opinion as to the likely outcome.

  C.  NV Holdings, Inc.

     On February 13, 1998, NV Holdings, Inc., filed a complaint in the State District Court for Dallas County, Texas, NV Holdings, Inc. v. PictureTel Corporation, Cause No. DF 98-01404, alleging against PictureTel tortious interference with both business advantage and existing contracts as well as business disparagement and slander. On September 16, 1998, NV Holdings, Inc. voluntarily dismissed their action against PictureTel.

  D.  Revnet, Inc.

     On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, Revnet, Inc., which has ceased operations. (Revnet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleges that the Company breached an oral contract. Revnet is seeking $200,000,000 in damages. No discovery has occurred, and the Company expresses no opinion as to the likely outcome.

     In addition to the above, the Company has also been and is from time to time subject to claims and suits incidental to the conduct of business. There can be no assurance that the Company's insurance will be adequate to cover all liabilities that may arise out of such claims. Further, although the Company intends to defend itself vigorously against all such claims, the ultimate outcome of the claims cannot be accurately predicted. The Company does not believe that any claim of which it is aware, other than the claims listed

                             PICTURETEL CORPORATION
above, could result in an outcome that will have a material adverse affect to its business, financial condition, results of operations or cash flows.

6.  DEBT

     The Company has available up to $40,000,000 under its revolving credit agreement and approximately $4,400,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At September 27, 1998, there were no borrowed amounts outstanding under the revolving credit agreement and $28,762,000 in standby letters of credit outstanding under the revolving credit agreement. There was $2,594,000 outstanding under the foreign lines of credit. At September 27, 1998, the Company had $23,113,000 outstanding under various leasing lines including the obligation for the lease of the facility at 50 Minuteman Road in Andover, Massachusetts, which was $20,407,000 at September 27, 1998. This facility was subleased in June, 1998 for a ten-year term.

     The revolving credit agreement is fully secured by cash and marketable securities and contains certain financial covenants, including the maintenance of certain ratios including total liabilities to tangible net worth and minimum net income (loss) requirements. The Company was in compliance with all covenants for the quarter ending September 27, 1998.

7.  COMMITMENTS

     In March 1997, the Company entered into an agreement to lease an additional facility at 200 Minuteman Road in Andover. The eighteen year lease began in October, 1998 and will be accounted for as a capital lease. The Company is considering alternatives other than occupancy for this building since current staffing levels do not support the requirement for this facility.

8.  SUBSEQUENT EVENT

     On November 10, 1998, the Company completed its acquisition of Starlight Networks, Inc., a leading provider of streaming media solutions for enterprise communications. The acquisition will be accounted for under the purchase method of accounting. The purchase consideration consists of approximately 1.5 million shares of the Company's Common Stock and approximately $3,200,000 in cash, or approximately $19,000,000 of consideration in total. The Company also assumed debt and capital leases of approximately $4,000,000, which it paid off at closing. The purchase price allocation is not yet complete; however, the acquisition includes the purchase of technology, some of which may be incomplete and may result in a charge to operations in the fourth quarter of fiscal 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This document includes forward-looking statements about the Company's business, revenues and expenses, effective tax rate, and operating and capital requirements. Forward-looking statements made or incorporated by reference herein are not guarantees of future performance. In addition, forward-looking statements may be included in various other PictureTel documents to be issued in the future and in various oral statements by PictureTel representatives to security analysts and investors from time to time. Any forward-looking statements are subject to risks that could cause the actual results to vary materially. Such risks are discussed below (see "RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS") and in related portions of this document, as well as in the Annual Report on Form 10-K and the registration statement on Form S-4 filed with the Securities and Exchange Commission on March 31, 1998 and October 5, 1998, respectively.

BUSINESS DEVELOPMENTS

     On November 10, 1998, the Company completed its acquisition of Starlight Networks, Inc., a leading provider of streaming media solutions for enterprise communications. The acquisition will be accounted for under the purchase method of accounting. The purchase consideration consists of approximately 1.5 million shares of the Company's Common Stock and approximately $3,200,000 in cash, or approximately $19,000,000 of consideration in total. The Company also assumed debt and capital leases of approximately $4,000,000, which it paid off at closing. The purchase price allocation is not yet complete; however, the acquisition includes the purchase of technology, some of which may be incomplete and may result in a charge to operations in the fourth quarter of fiscal 1998. The acquisition of Starlight is expected to be dilutive to the Company's earnings in the fourth quarter of 1998 but accretive on a full year basis in fiscal 1999.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statements of Operations for each period:

                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                 ------------------------------    ------------------------------
                                 SEPTEMBER 27,    SEPTEMBER 28,    SEPTEMBER 27,    SEPTEMBER 28,
                                     1998             1997             1998             1997
                                 -------------    -------------    -------------    -------------
Revenues.......................       100%              100%            100%             100%
Cost of revenues...............      55.2              61.0            57.1             56.2
Gross margin...................      44.8              39.0            42.9             43.8
Selling, general and
  administrative expenses......      29.6              41.2            32.2             34.4
Research and development
  expenses.....................      14.2              17.6            15.0             17.3
Total operating expenses.......      43.8              58.8            47.2             51.7
Income (loss) from
  operations...................       1.0             (19.8)           (4.3)            (7.9)
Interest income, net...........       0.7               0.4             0.6              0.6
Other income (expense), net....       0.6              (2.1)            0.3             (0.6)
Income (loss) before taxes.....       2.3             (21.5)           (3.4)            (7.9)
Income tax expense (benefit)...       0.7              (6.2)            1.1             (2.3)
Net income (loss)..............       1.6             (15.3)           (2.3)            (5.6)

  Three-Months Ended September 27, 1998 Compared to Three-Months Ended September 28, 1997

     REVENUES. The Company's revenues decreased $7,631,000, or 7%, in the three-month period ended September 27, 1998 compared to the comparable period in 1997. The decrease was primarily a result of lower unit volumes of group and desktop videoconferencing products. The average selling price of videoconferencing systems was consistent with the prior period. Sales of group and desktop videoconferencing products accounted for 66% and 7%, respectively, of revenues for the three-month period ended September 27, 1998, compared with 68% and 10%, respectively, for the comparable period in 1997. Sales of video and audio bridge products accounted for approximately 13% and 10% of the Company's revenues for the three-month period ended September 27, 1998 and the comparable period in 1997, respectively. Revenues from service and maintenance agreements increased 12% for the period ended September 27, 1998 compared with the comparable period in 1997 due to continued development of the professional services business. Service revenues totaled 14% and 12% of total revenues for the period ended September 27, 1998 and the comparable period in 1997, respectively.

     The Company's revenues from sales to foreign markets totaled approximately $38,731,000 for the three-month period ended September 27, 1998 compared to approximately $43,876,000 for the comparable period in 1997 and represented 38% and 40% of total revenues in each period, respectively. Asian markets were primarily responsible for the decline. Fluctuations in the Asian currencies and general weakness in the Asian economies may continue to impact future international revenues.

     GROSS MARGIN. The Company's gross margin increased $2,945,000 or 7%, in the three-month period ended September 27, 1998 compared to the comparable period in 1997. The third quarter of 1997 included a $5,520,000 write-down of excess and obsolete inventory. Gross margin as a percentage of revenues was 45% for the three month period ended September 27, 1998 compared to 44% for the comparable period in 1997 excluding the write-down. Favorable product mix is responsible for the improvement.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $15,009,000 or 33% from the comparable period in 1997 and decreased as a percentage of revenues from 41% to 30%. Selling, general and administrative expenses for the period ended September 28, 1997 included charges of approximately $9,200,000 related to an increase in the allowance for doubtful accounts, costs associated with the acquisition of MultiLink, Inc. and severance costs. Excluding the charges recorded in the third quarter of fiscal 1997, selling, general and administrative expenses for the period ended September 27, 1998 decreased $5,800,000 compared to the comparable period in 1997 due to lower head count and tight expense control.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased $4,799,000, or 25% for the three-month period ended September 27, 1998 from the comparable period in 1997 and represented 14% of revenues for the three-month period ended September 27, 1998 compared to 18% for the comparable period in 1997. Research and development expenditures, prior to the capitalization of software costs, were $16,465,000 for the three-month period ended September 27, 1998 and $21,230,000 for the comparable period in 1997 or 16% and 19% of revenues, respectively. The Company capitalized software costs of $2,014,000 for the three-month period ended September 27, 1998 and $1,980,000 for the comparable period in 1997. Reduced research and development investment in desktop systems and video network servers is primarily responsible for the decrease in spending over the prior period. The Company continues to evaluate the scope and direction of various research and development programs. There can be no assurance that management's research and development initiatives will be successful or that any technologies now in development will be ultimately successfully commercialized.

     NET INTEREST INCOME. Net interest income increased to $721,000 for the three-month period ended September 27, 1998 from $460,000 for the comparable period in 1997. The increase was primarily the result of higher cash balances in the current period.

     OTHER INCOME, NET. Other income, net of $572,000 for the three-month period ended September 27, 1998 consists primarily of net gains on foreign currency transactions. Other expenses, net of $2,355,000 for the three-month period ended September 28, 1997, consists primarily of a $3 million write-off of an equity investment offset by net gains on foreign currency transactions.

     INCOME TAXES. The Company's effective tax rate for the three-month period ended September 27, 1998 was 32% compared with 29% for the comparable period in 1997. The effective tax rate for the three-month period ended September 27, 1998 differs from the federal statutory rate due primarily to state taxes offset by foreign taxes and research and development tax credits. The effective tax rate for the three-month period ended September 28, 1997 was lower than the federal statutory rate primarily due to the benefits of the research and development credits, use of a foreign sales corporation and a decrease in the valuation allowance. At September 27,1998, management believes it is more likely than not that the deferred tax asset will be realized. However, the realization of the net deferred tax asset is dependent upon generating enough taxable income in future periods to generate net tax liabilities at least as great as the deferred tax asset. The amount of the net deferred tax assets considered realizable for accounting purposes will also be evaluated in conjunction with the Company's 1999 budgeting process and could be significantly or completely reduced if management concludes that sufficient taxable income is not expected in the near term.

  Nine-Months Ended September 27, 1998 Compared to Nine-Months Ended September 28, 1997

     REVENUES. The Company's revenues decreased $41,905,000, or 12%, in the nine-month period ended September 27, 1998 compared to the comparable period in 1997. The decrease was primarily a result of decreased videoconferencing system unit shipments and a reduction in the average selling prices of videoconferencing systems. Sales of group and desktop videoconferencing products accounted for 67% and 7%, respectively, of revenues for the nine-month period ended September 27, 1998, compared with 69% and 9%, respectively, for the comparable period in 1997. Desktop product revenue declined during the nine-month period ended September 27, 1998 from the comparable period in 1997 due to lower unit volumes and lower average selling prices. In addition, sales of video and audio bridge products accounted for approximately 12% of the Company's revenues for both the nine-month period ended September 27, 1998 and the comparable period in 1997. Revenues from service and maintenance agreements increased $7,358,000 or 20% for the nine-month period ended September 27, 1998 compared with the comparable period in 1997 due to continued development of the professional services business. Service revenues totaled 14% and 10% of total revenues for the nine-month period ended September 27, 1998, and the comparable period in 1997, respectively.

     The Company's revenues from sales to foreign markets totaled approximately $130,793,000 for the nine-month period ended September 27, 1998 compared to approximately $153,820,000 for the comparable period in 1997 and represented 43% and 44%, respectively, of total revenues. Asian markets were primarily responsible for the decline.

     GROSS MARGIN. The Company's gross margin declined $21,328,000 or 14%, in the nine-month period ended September 27, 1998 compared to the comparable period in 1997. Gross margin as a percentage of revenues was 43% for the nine-month period ended September 27, 1998 compared to 44% for the comparable period in 1997. Charges totaling $6,808,000 were recorded in the second quarter of fiscal 1998 related to the write down of inventory and capitalized software to their net realizable value and other costs associated with the discontinuation of one of the Company's product lines. This compares to charges totaling $5,520,000 for the write down of excess and obsolete inventory recorded in the comparable period in 1997. Excluding these charges, gross margin as a percentage of revenues would have been 45% in both years.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $20,930,000 or 17% from the comparable period in 1997 and decreased as a percentage of revenues to 32% from 34%. The dollar decrease resulted primarily from continued efforts to reduce the Company's cost structure which began during the last two quarters of 1997 offset by a charge of approximately $4,210,000 for unrecoverable leasehold improvements and furniture and fixtures related to the facility at 50 Minuteman Road in Andover. Selling, general and administrative expenses for the comparable period in 1997 included charges of $9,200,000 as noted above. Excluding the charges, selling, general and administrative expenses as a percentage of revenues would have been 31% and 32% for the period ended September 27, 1998 and the comparable period in 1997, respectively.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased $14,640,000, or 24% for the nine-month period ended September 27, 1998 from the comparable period in 1997 and were 15% and 17%, respectively, of revenues for the nine-month period ended September 27, 1998 and the comparable period in 1997. Research and development expenditures, prior to the capitalization of software costs, were $51,379,000 for the nine-month period ended September 27, 1998 and $66,331,000 for the comparable period in 1997 or

17% and 19% of revenues, respectively. The Company capitalized software costs of $5,411,000 for the nine-month period ended September 27, 1998 and $5,723,000 for the comparable period in 1997.

     NET INTEREST INCOME. Net interest income decreased to $1,722,000 for the nine-month period ended September 27, 1998 from $2,037,000 for the comparable period in 1997. The decrease was primarily the result of higher interest expense resulting from capital lease obligations.

     OTHER INCOME, NET. Other income, net of $901,000 for the nine-month period ended September 27, 1998 consists primarily of net gains on foreign currency transactions. Other expenses, net of $2,161,000 for the comparable period in 1997 consists primarily of a $3 million write-off of an equity investment offset by net gains on foreign currency transactions and net gains on sales of securities.

     INCOME TAXES. The Company's effective tax rate for the nine-month period ended September 27, 1998 was 32% compared with 29% for the comparable period in 1997. The effective tax rate for the nine-month period ended September 27, 1998 differs from the federal statutory rate due primarily to state taxes offset by foreign taxes and research and development tax credits. The effective tax rate for the nine-month period ended September 28, 1997 was lower than the federal statutory rate primarily due to the benefits of the research and development credits, use of a foreign sales corporation and a decrease in the valuation allowance. At September 27, 1998, management believes it is more likely than not that the deferred tax asset will be realized. However, the realization of the net deferred tax asset is dependent upon generating enough taxable income in future periods to generate net tax liabilities at least as great as the deferred tax asset. The amount of the net deferred tax assets considered realizable for accounting purposes will also be evaluated in conjunction with the Company's 1999 budgeting process and could be significantly or completely reduced if management concludes that sufficient taxable income is not expected in the near term.

LIQUIDITY AND CAPITAL RESOURCES

     At September 27, 1998 the Company had $49,270,000 in cash and cash equivalents and $50,924,000 in short-term marketable securities. During the nine-month period ended September 27, 1998 the Company generated $37,156,000 in cash from operating activities. The primary source of cash during the nine-month period ended September 27, 1998 was the collection of accounts receivable and the reduction of inventory. Cash used for investing activities was $40,758,000 as a result of excess cash being invested in marketable securities. The increase in cash provided by financing activities over the prior period stems from borrowings against the foreign lines of credit in Japan.

     The Company has available up to $40,000,000 under its revolving credit agreement and approximately $4,400,000 available under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At September 27, 1998, there were no borrowed amounts outstanding under the revolving credit agreement and $28,762,000 in standby letters of credit outstanding under the revolving credit agreement. There was $2,594,000 outstanding under the foreign lines of credit. At September 27, 1998, the Company had $23,113,000 outstanding under various leasing lines including the obligation for the lease of the facility at 50 Minuteman Road in Andover, Massachusetts which was $20,407,000 at September 27, 1998. This facility was subleased in June 1998 for a ten-year term.

     The revolving credit agreement is fully secured by cash and marketable securities and contains certain financial covenants, including the maintenance of certain financial ratios and minimum net income (loss) requirements. The Company was in compliance with all covenants for the quarter ending September 27, 1998.

     In March 1997, the Company entered into an agreement to lease an additional facility at 200 Minuteman Road in Andover. The eighteen year lease term began in October, 1998. The lease will be accounted for as a capital lease. The Company is considering alternatives other than occupancy for this building, since current staffing levels do not support the requirement for this facility. The Company exceeded the capital lease limitation in its revolving credit agreement and is working with the bank to amend the agreement to provide for the lease.

     The Company believes that funds from operations, equipment lease financing, available borrowings under its various credit agreements and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's near term operating and capital requirements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about their operating segments. SFAS 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and material geographic locations in which the entity holds assets and reports revenues. The Company will adopt SFAS 131 for its fiscal year ending December 31, 1998. The Company is currently evaluating the effects of this change on its reporting of segment and geographic information but does not expect the statement to have a material impact on its financial position or results of operations as the statement requires only additional disclosure.

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

     NEW PRODUCTS, COST REDUCTIONS, TECHNOLOGICAL CHANGE, AND EVOLVING
MARKETS. The Company is engaged in an industry that is still emerging as a result of extensive research and development efforts and which continues to bring to market new, more technologically advanced products introduced on an accelerated basis. Simultaneously, the larger telecommunications market is in a heightened competitive state due to deregulation throughout the world. In order to maintain its market share leadership role in this fast-paced emerging market, the Company must continue to introduce through internal development or by acquisition significant innovative, technologically leading and cost-competitive products. There can be no assurance that such new products will be introduced by the Company, or if introduced, will be accepted by the market and its customers. In addition to offering products that operate in an integrated service digital network (ISDN) environment, the Company and its competitors are exploring new technologies and networks, such as the Internet and corporate intranets or LANs, for delivering videoconferencing and data collaboration services. The industry standards for such new technologies and networks, however, are still in the early stages of development, which the Company believes has led to customer uncertainty and, accordingly, a slowdown in the growth of the general market for videoconferencing products. As a result of customer preferences, the Company has also experienced over the past year a shift in its sales model to videoconferencing systems with lower average selling prices. There can be no assurance that the Company will be successful in implementing cost reductions for all of its products or in developing and marketing suitable new products with attractive margins for these new technologies and networks. The possible transition, migration and/or convergence of technologies is difficult to predict and could have profound implications for the industry and the business of the Company. Further, there is significant risk that existing products could be rendered obsolete due to changing technology. The failure of the Company to develop and market new products on a timely basis or to enhance its existing products or to respond effectively to technological changes, new industry standards or product announcements by competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

     COMPETITION. In its established businesses of group systems and desktop systems, the Company competes with a number of larger corporations, such as Sony and Intel, which have greater financial and marketing resources than the Company. In the developing businesses of network-based videoconferencing systems and compact systems, a number of corporations have begun to offer competitive products. In addition, partnerships between corporations which compete with the Company and corporations which develop and market network products, as well as mergers among competitors, are intensifying competition in the marketplace. This increased competition, together with a slowdown in the growth of the general market for videoconferencing products, has led and may continue to lead to increases in the defection or dilution of the Company's distribution channel partners to competitors, decreases in average selling prices and margins in both group and desktop videoconferencing systems, and a lower segment market share by the Company for products and services in the emerging area of network-based visual collaboration. In some cases, the Company competes with its channel partners for various services, which increases the complexity of channel management. In addition, corporations such as Microsoft or Intel, respectively, may offer network visual collaboration software solutions or incorporate standard algorithms into processor chips free of additional charge, which may reduce the value the Company's technology provides to the market, especially in its lower end videoconferencing products. In addition, the prices which the Company is able to charge for its videoconferencing products and services may further decrease from historical levels as a result of new product introductions by competitors, price competition, technological advances, or otherwise. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

     MANUFACTURING. Certain key subassemblies and products are currently available only from one vendor and several vendors are smaller corporations with limited financial resources that could prove to be inadequate. In some cases components are sourced from only one vendor, even where multiple sources are available, to maintain quality control and enhance the working relationship with the vendor. In addition, the Company from time to time enters into development arrangements with third parties to develop and incorporate new features and functions into the Company's products. Failure of these third parties to fulfill their respective obligations under these development arrangements could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's business could also be adversely affected by delays or interruptions in delivery, and poor quality of supplies, subassemblies or products from key vendors. In addition, the Company designs and procures certain circuits, components and subassemblies from non-videoconferencing divisions of its competitors, such as Sony and Panasonic. The failure to obtain adequate supplies or the requirement to redesign and source supplies from another manufacturer may take substantial time and result in significant expense, each of which could impact product shipments and materially and adversely affect the Company's business, financial condition or results of operations.

     RECENT HISTORY OF LOSSES. The Company's reported a five percent (5%) decrease in revenues for the year ended December 31, 1997 as compared to revenues for the year ended December 31, 1996, and a decrease in net income from $32,172,000 for the year ended December 31, 1996 to a $39,398,000 net loss for the year ended December 31, 1997. These results have been adjusted for the restatement announced in September, 1997 and November, 1997 for the financial results for the first and second quarters of the year ended December 31, 1997 and the third and fourth quarters of the year ended December 31, 1996. The Company recorded other charges in the year ended December 31, 1997 to bring expenses into line with its lower level of revenues and a lower expected rate of growth. The decrease in revenues continued in the first three quarters of the year ending December 31, 1998, and the Company reported a net loss of $7,230,000 for the nine months ended September 27, 1998. Included in the results for the nine months ended September 27,

1998 were charges totaling $11,018,000 related to discontinuing a video network server product line and the write-down of certain inventory and fixed assets. Revenues and prospects for growth have been impacted by, among other things, the decline in the average selling price for several PictureTel products, a decline in the profitability of the industry, and by a slowdown in the general market for videoconferencing products, in part resulting from the perceived uncertainty of customers with respect to the compatibility of existing products of the Company and its competitors with expected new multimedia videoconferencing products utilizing the Internet and LAN systems. Continued lower operating results could impact the Company's ability to remain in compliance with covenants under its existing revolving credit agreement and could also adversely impact the carrying value of deferred tax assets. Further, there can be no assurance that the Company can return to the level of revenues or profits in relation to net sales experienced in years prior to the year ended December 31, 1997.

     PRODUCT PROTECTION AND INTELLECTUAL PROPERTY. The Company's success depends in part on its proprietary technology. The Company attempts to protect its proprietary technology through patents, copyrights, trademarks, trade secrets and license agreements. In absence of broad patent protection, which is not likely, and despite the Company's reliance upon its proprietary confidential information, competitors of the Company have been able to use algorithms or other features similar to those used by the Company to design and manufacture products that are directly competitive with the Company's products. The Company believes that due to the rapid pace of technological change in the visual collaboration industry, legal protection for its products is less significant than factors such as the Company's use, implementation and enhancement of standards-based open architecture and the Company's ongoing efforts in product innovation.

     Although the Company does not believe that its products infringe the proprietary rights of any third parties, third parties have asserted infringement and other claims against the Company from time to time. There can be no assurance that third parties will not assert such claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which in turn could have a material adverse effect on the Company's business, financial condition and result of operations. See "Litigation."

     POTENTIAL FLUCTUATIONS OF QUARTERLY OPERATING RESULTS. The majority of the Company's revenues in each quarter result from orders booked in that quarter, and a substantial portion of the Company's orders and shipments typically occur during the last weeks of each quarter such that forecasting of revenue and product mix is both complex and difficult. Unanticipated variations in the timing of receipt of customer orders in any quarter may produce significant fluctuations in quarterly revenues. As a result, a shortfall in revenue compared to internal expectations may not evidence itself until late in the quarter and any resulting impact on earnings may not be determinable until several weeks after the end of the quarter. The Company's ability to maintain or increase net revenues depends upon its ability to increase unit volume sales. There can be no assurance that the Company will be able to increase or to maintain the current level of unit volume sales. Other factors which may cause period-to-period fluctuations in operational results include the timing of new product announcements and introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, and general economic factors such as the recent decline of currency values in the Asian markets.

     INTERNATIONAL OPERATIONS. Revenues related to international operations of the Company totaled approximately 43%, 43%, 44% and 42% of total revenues for the nine months ended September 27, 1998 and for the three years ended December 31, 1997, 1996 and 1995, respectively. Management of the Company expects international revenues to continue to constitute a significant portion of total revenues in future periods. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, financial condition, results of operations or cash flows could be materially adversely affected. The Company's sales to international distributors are denominated in U.S. dollars in order to minimize risks associated with fluctuating foreign currency rates. An increase in the value of the U.S. dollar relative to other currencies, however, could make the Company's product more expensive and, therefore, potentially less competitive in foreign markets.

Sales by the Company's foreign subsidiaries are generally made in the foreign subsidiary's local currency, in which case fluctuations in the value of the U.S. dollar relative to such other currencies could have a material adverse effect on the operating results of the Company. Currently, the Company employs various currency hedging strategies to reduce these risks. In addition, a significant portion of the Company's revenues is derived from Asian markets. Given the current general weakness in the Asian markets, there can be no assurance that the Company will be able to sustain current revenue levels or growth in such markets. There can be no assurance that the above factors will not have a material adverse effect on The Company's future international sales and, consequently, on its business, financial condition, results of operations or cash flows.

     VOLATILITY OF STOCK PRICE. As is frequently the case with the stocks of high technology corporations, the market price of PictureTel Common Stock has been, and may continue to be, volatile. Factors such as quarterly fluctuations in results of operations, increased competition, the introduction of new products by the Company and by its competitors, changes in the mix of products and sales channels, the timing of significant customer orders, and macroeconomic conditions generally, may have a significant adverse effect on the market price of the Company's stock in any given period. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations, which have particularly affected the market price for many high technology corporations and which, on occasion, have appeared to be unrelated to the operating performance of such corporations. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the market price of PictureTel Common Stock in any given period.

     DEPENDENCE ON KEY PERSONNEL. In February, 1998, Bruce R. Bond succeeded Dr. Norman Gaut as Chief Executive Officer and President. In June, 1998, Bruce Bond was elected Chairman of the Board and Dr. Gaut retired as an active employee while remaining a member of the Board of Directors. There can be no assurance that the transition from Dr. Gaut to Bruce Bond will be successful. On October 15, 1998, the Company announced the appointment of Gary Bond as Group Vice President of Product Management and Engineering. On October 21, 1998, Arthur Fatum was appointed as Vice President and Chief Financial Officer. The Company depends on a limited number of key senior management personnel, including Bruce Bond; David Grainger, Group Vice President of Field Operations; David Goselin, Vice President, Operations; Stephen Chambers, Vice President, Marketing; Lawrence Bornstein, Vice President, Human Resources; Richard Baker, Vice President and Chief Technology Officer; Gary Bond, Group Vice President of Product Management and Engineering; and Arthur Fatum, Vice President and Chief Financial Officer. There has been considerable turnover in the Company's senior management team over the past several years, and the loss of the services of one or more of the Company's senior management team or the inability to attract, retain, motivate and manage additional key personnel could have a material adverse effect on the business, financial condition or operating results of the Company. In addition, over the past year, the Company has experienced an increase in voluntary employee attrition from engineering and other departments. There is no assurance, given the competitive nature of the current job market, that the Company will be able to adequately fill the open positions.

     INTERNAL ACCOUNTING CONTROLS. On September 19, 1997, after the Company's reexamination, with assistance from its outside auditors, of leasing and other indirect channel transactions, the Company announced that it would reverse revenue related to certain of these transactions and, as a result, intended to restate its financial statements for the third and fourth quarters of the fiscal year ended December 31, 1996 and the first quarter of the fiscal year ended December 31, 1997. On November 13, 1997, after completion of its reexamination, the Company announced that it would also restate the second quarter of the fiscal year ended December 31, 1997. The restatements were required to reverse product sales recorded which contained rights of return, contingent liabilities, payment contingencies, payment uncertainties or product sales for which delivery did not occur at the end of the relevant period. The restatements were also required to record such product sales in the period in which the rights of return lapsed, contingencies or uncertainties were resolved, or delivery was completed. Certain transactions which were reversed have not been re-recorded as revenues in later periods.

     The Company has taken actions including personnel changes, new internal control procedures and greater oversight by the Audit Committee of the Board of Directors, which the Company believes will strengthen its internal controls to the extent necessary to prevent the reoccurrence of the practices which led to the Company's restated financial reporting in the earlier periods. There can be no assurance, however, that these actions by the Company will be sufficient.

     YEAR 2000 COMPLIANCE. The Company has formed an internal compliance team to evaluate its internal information technology infrastructure and application systems ("IT Systems") and other non-IT infrastructure systems ("Non-IT Systems") to determine whether such systems will operate correctly with regard to the import, export, and processing of date information, including correct handling of leap years, in connection with the change in the calendar year from 1999 to 2000 (the "Year 2000 Issue"), and to evaluate the Year 2000 Issue with respect to the systems of third party partners and suppliers with which the Company has a material relationship ("Third Party Systems").

     The Company expects to complete a comprehensive IT Systems inventory analysis and risk assessment by February 15, 1999. As previously planned and budgeted, the Company is actively upgrading its core domestic IT Systems to incorporate additional desired features and functionality. The Company expects to complete these upgrades by June 30, 1999. In connection with such upgrades, the Company expects its core domestic IT Systems will be Year 2000 compliant. The Company expects to complete its IT Systems initiative as planned. IT systems at several foreign subsidiaries and at MultiLink will likely be replaced in 1999 in order to achieve Year 2000 compliance. The cost of these replacements is estimated at between $750,000 and $1,000,000. In addition, the Company currently estimates an additional $1,000,000 to $1,500,000 of 1999 IT system remediation costs based on its assessment to date. To the extent, however, that such upgrades are not completed in a timely manner, the Company's operations, financial condition, results of operations or cash flows could be materially adversely affected.

     The Company also expects to complete a Non-IT Systems inventory analysis and risk assessment by February 15, 1999. The costs of any remediation actions required in order to be Year 2000 compliant have not been identified at this time. As the Company believes the number of Non-IT Systems is relatively small, the Company does not expect that any additional costs of addressing the Year 2000 Issue for Non-IT Systems will have a material adverse impact on its operations or its financial position, results of operations or cash flows.

     With the assistance of an independent Year 2000 solution provider, the Company is in the process of creating a plan to complete a Third Party Systems inventory and risk assessment. The Company expects to verify Year 2000 compliance of Third Party Systems using this independent Year 2000 solution provider. As the Company believes the number of material Third Party Systems is relatively small, the Company expects to be in a position to evaluate the risks in a timely manner. Until Year 2000 compliance of all Third Party Systems is ascertained and written assurances are received, the risk to the Company's operations and any additional costs relating to such Third Party Systems is unknown.

     For the year ending December 31, 1998, the Company estimates it will spend a total of $320,000 on inventory analysis and risk assessment. To date, the Company has incurred $140,000 of expense relating to inventory analysis and risk assessment. These Year 2000 expenditures are within the Company's planned organizational budgets and include the cost of independent Year 2000 solution providers. Year 2000 expenditures for IT Systems, Non-IT Systems and Third Party Systems do not reflect the cost to the Company of internal resources working on the Year 2000 Issue and do not reflect planned upgrades or planned replacement systems which may have a positive impact on resolving the Year 2000 Issue. The Company expects to complete its risk assessment and cost estimate relating to the Year 2000 Issue no later than the end of February, 1999 and to establish a contingency plan relating to the remediation and prioritization of its IT Systems, Non-IT Systems and Third Party Systems shortly thereafter. As of November 1, 1998, no IT Systems projects have been deferred due to problems associated with the Year 2000 Issue.

     The Company has also tested its products for Year 2000 compliance and had determined that all PictureTel products currently available for sale have either successfully passed Year 2000 compliance testing or are not subject to Year 2000 compliance because such products do not import, export or process date information in any manner. Recently, it has come to the Company's attention that two of its newly released products, which are supplied by a third party and whose prior versions passed the Year 2000 compliance tests, are not Year 2000 compliant. The Company is actively pursuing the third party supplier to provide fixes to these products. A small number of the Company's installed base products do not meet Year 2000 compliance testing. For these older, non-compliant versions of products, the Company has, with one exception, developed adequate workarounds that will be made available to customers and that will permit the products to continue to operate with full functionality.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

  A.  Datapoint Litigation

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleged that certain of PictureTel's products infringed patent rights allegedly owned by Datapoint. Datapoint has been joined as plaintiff by John Frassanito and David Monroe, two individuals who claim to have rights to Datapoint's patents. The matter went to trial on March 16, 1998. On April 9, 1998 a jury returned a verdict in favor of PictureTel finding that PictureTel did not infringe the Datapoint patents and that the Datapoint patent claims raised against PictureTel were invalid. Datapoint has appealed these findings, and there can be no assurance that the outcome of the appeal will be in favor of PictureTel. The Company believes that it has meritorious defenses to the appeal.

  B.  Shareholder Litigation

     Since September 23, 1997, seven class action shareholders' complaints have been filed against the Company, Norman E. Gaut, Director and former Chairman of the Board and Chief Executive Officer, and Les Strauss, the former Vice President and Chief Financial Officer, in the United States District Court for the District of Massachusetts. The plaintiffs, who brought these actions on behalf of themselves and others similarly situated, are: (1) Faith Egli, Civil Action No. 97-12135-DPW; (2) Jerome H. Lipman, IRA, Civil Action No. 97-12238-DPW; (3) Daniel Frucher, Civil Action No. 97-12310-DPW; (4) Edmond J. Proulx and James Harris, Civil Action No. 97-12345-DPW; (5) Marvin Barab and Thomas J. Curley, Civil Action No. 97-12338-DPW; (6) Mark Szen and Nancy Szen, Civil Action No. 97-12439-DPW; and (7) Michael D. Kugler, Civil Action No. 97-12537 PBS. These plaintiffs filed a consolidated complaint on February 11, 1998, encaptioned In re PictureTel Corporation Securities Litigation, Civil Action No. 97-12135-DPW.

     The original complaints were filed following the Company's announcement on September 19, 1997 that it would restate its financial results for the first quarter of the fiscal year ending December 31, 1997 and the last two quarters of the fiscal year ending December 31, 1996 and were amended when the Company announced on November 13, 1997 that it would also restate the second quarter of the fiscal year ending December 31, 1997. The consolidated complaint alleges that PictureTel and Messrs. Gaut and Strauss violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, during the period from October 17, 1996 through November 13, 1997, through the alleged preparation and dissemination of materially false and misleading financial statements which artificially inflated the price of PictureTel Common Stock. The consolidated complaint seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses.

     On April 7, 1998, the Company filed a motion to dismiss the complaint. On October 28, 1998, the motion to dismiss Norman E. Gaut was granted and the motion to dismiss PictureTel and Les Strauss was denied. No discovery has occurred, and the Company expresses no opinion as to the likely outcome.

  C.  NV Holdings, Inc.

     On February 13, 1998, NV Holdings, Inc., filed a complaint in the State District Court for Dallas County, Texas, NV Holdings, Inc. v. PictureTel Corporation, Cause No. DF 98-01404, alleging against PictureTel tortious interference with both business advantage and existing contracts as well as business disparagement and slander. On September 16, 1998, NV Holdings, Inc. voluntarily dismissed their action against PictureTel.

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

     In addition to the above, the Company has also been and is from time to time subject to claims and suits incidental to the conduct of business. There can be no assurance that the Company's insurance will be adequate to cover all liabilities that may arise out of such claims. Further, although the Company intends to defend itself vigorously against all such claims, the ultimate outcome of the claims cannot be accurately predicted. The Company does not believe that any claim of which it is aware, other than the claims listed above, could result in an outcome that will have a material adverse affect to its business, financial condition, results of operations or cash flows.

ITEM 5 -- OTHER ITEMS

     Under the Company's By-laws, stockholders who wish to make a proposal at the 1999 Annual Meeting -- other than one that will be included by the Board of Directors in the Company's proxy material -- must notify the Company no earlier than 120 days before the 1999 Annual Meeting and no later than 75 days prior to the 1999 Annual Meeting. Under recent changes to Federal proxy rules, if a stockholder who wishes to present such a proposal fails to notify the Company by 75 days prior to the 1999 Annual Meeting, then the proxies that management solicits for the 1999 Annual Meeting will include discretionary authority to vote on the stockholder's proposal, in the event it is properly brought before the meeting notwithstanding the Company's By-laws.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
10.1  Amended 1992 Non-Employee Directors' Stock Option Plan dated
      February 27, 1998.
10.2  Employment agreement between PictureTel Corporation and Gary
      L. Bond dated September 1, 1998.
10.3  Amended Equity Incentive Plan dated October 18, 1996.
27.1  Financial Data Schedule for the period ended September 27,
      1998, as required by Item 601(c) of Regulation S-K.
27.2  Financial Data Schedule for the period ended September 28,
      1997, as required by Item 601(c) of Regulation S-K.
27.3  Financial Data Schedule for the period ended September 28,
      1996, as required by Item 601(c) of Regulation S-K.
(b)   Reports on Form 8-K
None

                                   SIGNATURE

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PICTURETEL CORPORATION

                                            By:  /s/ Arthur L. Fatum
                                            ------------------------------------
                                                 Arthur L. Fatum
                                              Vice President and Chief Financial
                                                 Officer
                                              (Principal Financial and
                                                 Accounting Officer)

November 11, 1998