Form 10-K405
period 1998-12-31
PICTURETEL CORP
filed 1999-03-31
CIK 755095

     ------------------------------------------------------------------------

     ------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days. Yes X     No __.

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 12, 1999 was $332,760,236. On such date, the average of the high and low price of the Common Stock was $8.25 per share. The Registrant has 40,334,574 shares of Common Stock outstanding as of March 12, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive 1999 Proxy Statement in connection with the Annual Meeting of Stockholders to be held June 17, 1999 are incorporated by reference into Part III.

     A list of all Exhibits to this Annual Report on Form 10-K is located at pages 52 through 55.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

     PictureTel Corporation (the "Company" or "PictureTel") is the world leader in developing, manufacturing and marketing a full-range of visual and audio collaboration solutions. Visual collaboration employs videoconferencing, video streaming and data collaboration technologies to facilitate productive meeting environments that may incorporate video, audio, and real-time and archived multimedia data. The Company's products and services enable businesses, schools, medical facilities, government and other organizations to eliminate the barrier of distance so they can work together more effectively. PictureTel markets a complete line of videoconferencing systems, multi-location servers, peripheral equipment and a full suite of enterprise-wide services.

     PictureTel is organized into three distinct business segments, each responsible for its own profitability. The business segments are videoconferencing products, videoconferencing services and audioconferencing, which consists of its MultiLink, Inc. subsidiary. PictureTel's direct sales organization and its worldwide indirect sales channels sell the Company's entire range of video and audio products and services.

     PictureTel is a Delaware corporation organized in 1984, with executive offices at 100 Minuteman Road, Andover, Massachusetts 01810 (telephone:
978-292-5000).

VIDEOCONFERENCING PRODUCTS

     The core of PictureTel's business since the Company's inception in 1984 has been the development, manufacture and marketing of a complete line of full-featured videoconferencing systems. PictureTel's videoconferencing systems deliver full-color video and high-fidelity, FM radio-caliber audio so customers can enjoy a natural, productive meeting environment whether they are in the same office complex or halfway around the world from each other. The video and audio signals are transmitted over digital telephone lines, most often ISDN (Integrated Services Digital Network) lines, which are part of the public switched telephone network. More than twelve thousand organizations around the world use PictureTel systems to conduct face-to-face meetings with colleagues, partners, suppliers, customers and others. The Company's videoconferencing systems consist of three categories: group, desktop/personal and network server systems.

     PictureTel group videoconferencing systems, the performance line Concorde 4500(TM) and the value line Venue 2000(TM) families of products, are dedicated conference-room systems that deliver high-quality video and audio performance at a variety of price points. Units include all equipment necessary to videoconference. PictureTel created the compact category of videoconferencing in 1996 with the introduction of SwiftSite(TM), the world's first compact videoconferencing system. SwiftSite -- and its successor, SwiftSite II, which debuted in February 1999 -- deliver high-quality performance in a simple, portable and affordable package. SwiftSite, which sits on top of the monitor to which it is connected, is optimized for use in smaller offices. It has proven popular in field sales offices, franchises and other similar locations where it can complement the larger group systems deployed at headquarters and other larger sites.

     PictureTel also has a complete line of personal or desktop videoconferencing systems. These systems, which add videoconferencing capabilities to standard personal computers, are suited for use by individuals who not only need to videoconference with one or more sites, but also share any number of PC documents through the systems' data-conferencing capabilities. PictureTel's desktop systems run on the most popular Microsoft(R) operating systems. PictureTel introduced its first PC-based personal systems in 1994, when that segment of the market was emerging. PictureTel's personal systems operate in much the same way as the Company's group systems. PictureTel markets several different models of personal videoconferencing systems. The PictureTel Live200
(TM) is an ISDN-based system. PictureTel, through a technology alliance, also markets two Zydacron, Inc. desktop videoconferencing systems -- the OnWAN 250 and OnWAN 350 -- which are entry-level ISDN-based systems. The PictureTel 550(TM) operates over both ISDN lines and networks that use the Internet Protocol (IP). Using IP network capabilities enables the systems to operate over many different types of IP-based networks, including Ethernet local area networks (LANs). These IP-based systems, which are becoming an increasingly significant part of PictureTel's product line, are expected to play an even more prominent role in the future of PictureTel and the videoconferencing industry in general. PictureTel LiveLAN(TM) is designed exclusively for use over IP networks.

     All of PictureTel's group, desktop/personal and network server videoconferencing systems deliver 15 frames-per-second of video performance at 128 Kbps (Kilobits per second) over ISDN lines. Many PictureTel systems in all three categories also have the ability to deliver up to 30 frames per second of video performance -- the same frame rate as broadcast television -- at 384 Kbps. PictureTel IP-based systems also can deliver up to 30 frames per second of video performance.

     When business people need to collaborate with colleagues across a city or halfway around the world, they often require network products that enable more than two systems to participate in the same conference. PictureTel markets two ISDN-based multi-location conferencing server lines - Montage(TM) and Prism(TM). Montage is designed for large, reservation-based videoconferencing networks. Prism is a smaller system designed for use with personal videoconferencing systems and in situations where users want to conduct multi-location conferences more spontaneously. In the IP-conferencing market, PictureTel provides PictureTel 330(TM) NetConference multipoint server software. With the PictureTel 330, organizations can create virtual conference rooms on a variety of local area networks and the Internet for videoconferencing and data conferencing. In addition to multi-location servers, PictureTel's complete network products line includes scheduling software, gateway products that enable users to conduct conferences between ISDN- and IP-based videoconferencing systems, and management software that enables the user to control videoconference network traffic on their local area network.

     PictureTel systems support international standards for videoconferencing.
H.320 is the international standard for ISDN-based videoconferencing and H.323 is the standard for IP-based videoconferencing. PictureTel products also support T.120, the international standard for data collaboration. PictureTel has been a staunch supporter of and contributor to worldwide videoconferencing standards. PictureTel co-authored the H.323 standard and has contributed portions of the
H.320 and T.120 standards as well. PictureTel's commitment to industry standards gives its customers the peace of mind that their PictureTel systems will interoperate with any other manufacturer's standards-based systems. In a PictureTel-to-PictureTel operating environment, PictureTel systems are built to function in an above-standards mode using proprietary technology to deliver the highest possible video and audio performance.

     One of the key new technologies behind visual collaboration is streaming video. In 1998, PictureTel acquired Starlight Networks, Inc., a provider of streaming-media solutions for enterprise communications. PictureTel sees tremendous synergy between its traditional videoconferencing technologies and video-streaming technology. When businesses add video-streaming technology to their existing videoconferencing capabilities, they will be able to take some of their important intellectual capital - meetings involving technical, marketing, sales and other experts - and enable employees, suppliers, partners and customers anywhere in the world to experience these meetings first hand by viewing the streamed content over IP-based networks. They also can extend the reach of that information by providing on-demand access at a later time. The acquisition of Starlight is expected to enable the Company to address a wider set of customers' visual-collaboration needs with solutions for enterprise briefings, distance-learning applications, and business television. The acquisition also provides the Company with a knowledge base of streaming technology, which is a natural extension of PictureTel's interactive visual-collaboration leadership and complements PictureTel's IP-based videoconferencing technology. The first new product resulting from this acquisition is expected in the second half of 1999.

INTEL RELATIONSHIP

     In January 1999, PictureTel entered into a distribution and joint product development agreement to accelerate growth of videoconferencing worldwide. Intel invested $30.5 million in the Company, acquiring approximately 10% of the Company's equity through convertible preferred stock.

     Under terms of the distribution and development agreement, Intel provided PictureTel with distribution rights to sell the Intel(R)ProShare(R) Video System 500, and exclusive worldwide distribution rights to sell and support the Intel(R) TeamStation(TM) System. In addition to its expertise in videoconferencing distribution, sales and marketing, PictureTel will provide its complete line of professional, managed and maintenance support services for both products. Intel TeamStation System is a conference room workstation that combines videoconferencing, Internet access, corporate network access and PC applications in one convenient system. Based on the Intel Pentium(R) II processor, the Intel TeamStation is a turnkey, high-performance system that brings increased productivity to conference rooms. Intel ProShare Video System 500 is an add-in kit for desktop PCs. It operates over both ISDN and LAN networks and offers fully integrated data-sharing capabilities. These Intel products augment PictureTel's existing product line of group, desktop/personal and network server systems.

     Intel and PictureTel also agreed to begin joint development of videoconferencing and collaboration products based on a common PC-based technology platform. The common platform will be the foundation for future products that will feature communication and multimedia capabilities such as collaboration over LANs, streaming audio and video, and real-time conferencing. The full effects of this joint development agreement can be expected in the year 2000. These future products -- which will operate over multiple networks, including IP, ISDN and asynchronous transfer mode (ATM) -- are expected to complement PictureTel's existing product line and will be marketed under the PictureTel brand name. Intel plans to market the resulting building-block components to other manufacturers and integrators. Both PictureTel and Intel will receive compensation for the sale of products or components featuring either company's technology.

VIDEOCONFERENCING SERVICES

     PictureTel assists customers in implementing and managing their technology on a global basis through a comprehensive portfolio of maintenance, professional and conference services, which together address each phase of the product life cycle. Professional services include consulting, design and project management services. Consulting services provide planning and needs analysis to customers. Design services, such as room design and custom solutions, provide customized videoconferencing solutions to meet each customer's unique requirements. Project management, installation and training provide customers with effective implementation of videoconferencing systems. For the on-going operation of customers' videoconferencing environment, PictureTel provides conference services and maintenance services. Conference services facilitate the customer's use of the videoconferencing technology by providing conference room scheduling, call launching, bridging and end-to-end problem resolution during conferences. These services are delivered for point-to-point, as well as multipoint conferences on a global basis. All services are sold both directly to customers and through PictureTel's distributors. Service programs for local and international distributors range from reselling PictureTel's service offerings to providing back-end support for servicing end-users.

     All maintenance services are delivered on a worldwide basis from several integrated global support centers located in the United States, United Kingdom, Singapore and Japan. Spare parts are stocked around the world to meet response time commitments to customers and distributors. PictureTel utilizes direct field service staff as well as distributors and third party service providers to perform installation and on-site repairs. Conference services are delivered from geographically distributed Network Operations Centers located in the United States, United Kingdom, and Singapore. PictureTel delivers professional services and training through consultants, project managers and instructors. In addition, PictureTel offers electronic support via the World Wide Web.

     PictureTel believes that the quality and reliability of its systems and services is important to customer satisfaction. Accordingly, PictureTel's videoconferencing services are ISO9002 registered and PictureTel expects to continue to maintain its certification. PictureTel also regularly measures customer satisfaction and strives to implement corrective actions to improve the quality of its service. The delivery of service is backed by PictureTel's certification program, which tests and certifies the technical abilities of all support personnel dealing with videoconferencing products. PictureTel provides warranty support for parts and software media on the majority of its products. The warranty period is generally one year for hardware, ninety days for software media, and ninety days for repaired parts.

AUDIOCONFERENCING BUSINESS

     In addition to its core visual collaboration products and services, PictureTel, through its MultiLink business unit, also is a leading provider of audioconferencing solutions. MultiLink(R), which PictureTel acquired in 1997, develops, manufactures and markets audioconferencing systems that allow multiple parties to participate in a telephone call simultaneously -- commonly known as bridges. Many of the world's leading telecommunications service providers use MultiLink audioconferencing technology to support their multi-location audio conference call services. Corporate customers use MultiLink systems throughout their enterprise to conduct multi-location audio conference calls for a variety of business purposes, including but not limited to business meetings, shareholder services, public relations, project management, focus groups, teletraining, distance learning and crisis management. MultiLink also provides maintenance and other customer support services for its installed base.

RESEARCH AND DEVELOPMENT

     PictureTel continues to invest a significant percentage of its annual revenue in its research and development activities. A strong investment in research and development since the Company's inception has enabled PictureTel to become the world leader in videoconferencing and is the basis for the Company's new visual collaboration strategy. PictureTel's historic investments in research and development have earned the Company patents for its video and audio technologies.

     The overall Company investment in research and development has been reduced and will continue at reduced levels in 1999 and beyond. While spending fewer dollars on research and development programs, PictureTel believes that effective management will result in the same level -- if not a higher level -- of productivity from its research and development investment.

SALES

     The Company and its subsidiaries currently distribute PictureTel products worldwide by direct sales and indirect channels of distribution. In 1998, the Company derived approximately 25% of its worldwide product revenues from direct selling activities, and 75% from indirect channels.

     Direct Sales Organization. The Company directly markets its videoconferencing products, videoconferencing services and audioconferencing principally to the Fortune 500(R) (the largest product and service businesses in the United States as published annually by Fortune magazine). These large companies typically have multiple locations in the United States as well as internationally and typically specify a single vendor to supply equipment on a world-wide basis. The Company believes that it is important to maintain a close working relationship with these customers in order to meet their demands for sales and support on a multinational basis.

     The Company maintains five regional sales and support offices and twenty additional branch sales and support offices. Regional offices typically include demonstration equipment as well as a number of customer and technical sales representatives and field support personnel.

     Indirect Channels. To address the market below the Fortune 500 and expand the Company's presence in the Fortune 500 market, the Company utilizes telecommunication equipment distributors, regional Bell Operating Companies ("RBOCs"), value-added resellers ("VARs") and dedicated dealers who sell the Company's videoconferencing products and videoconferencing services.

     International Distribution. Outside of the United States the Company relies on a network of foreign market distributors and its own international subsidiaries. Agreements with the Company's foreign market distributors generally provide for pricing, volume discounts, order lead times, a specific geographic territory and other terms and conditions and are typically for terms of one to three years with options to extend such terms by mutual agreement.

COMPETITION

     The visual collaboration industry is intensely competitive and is characterized by extensive research and development efforts that continue to introduce technologically advanced products on an accelerated basis. In order for PictureTel to maintain its market leadership in the visual collaboration industry, it must continue to develop, market and sell innovative, technologically advanced and cost-competitive products through internal development or by acquisition. For example, PictureTel and its competitors have recently begun exploring new technologies and networks, such as the Internet and corporate intranets or LANs, for delivering visual collaboration products and services. There can be no assurance that PictureTel will be successful in selecting, developing, manufacturing and marketing new products with attractive margins for these new technologies and networks or enhancing its existing products for these and other applications. Further, there can be no assurance that PictureTel will be able to respond effectively, if at all, to technological changes, new standards or product announcements by competitors. The failure to do any of the foregoing may have a material adverse effect on PictureTel's business financial condition and results of operations. Moreover, unforeseen technical or other difficulties may interfere with the development or production of new or enhanced products, or prevent or create delays in marketing such products.

     In its established businesses of group systems and desktop systems, PictureTel competes with a number of larger corporations. In the developing businesses of network-based visual collaboration systems and compact systems, a number of new corporations have begun to offer competitive products. In addition, a number of PictureTel's competitors have pursued and are continuing to pursue a strategy of partnering with or acquiring corporations which develop and market network-based visual collaboration products. The partnering with or acquisition of such corporations allows PictureTel's competitors to offer new products without the lengthy time delays associated with internal product development. As a consequence, competitors are able to more quickly meet the demand for advanced network-based visual collaboration products. The greater resources of the competitors engaged in these partnerships and acquisitions may permit them to accelerate the development and commercialization of new competitive products and the marketing of existing competitive products to their larger installed bases. There is significant competition among PictureTel and its competitors for the partnering and/or acquisition of corporations possessing such advanced technologies. The greater resources of PictureTel's current and potential competitors will enable them to compete more effectively for the partnering and/or acquisition of such corporations. Further, the industry standards for such network-based technology are still in the early stages of development, which PictureTel believes has led to customer uncertainty and, accordingly, a slowdown in the growth of the general market for visual collaboration products.

     This increased competition resulting from such partnerships and acquisitions, together with mergers among competitors and a slowdown in the growth of the general market for visual collaboration products, has led and may continue to lead to increases in the defection or dilution of PictureTel's distribution channel partners to competitors, decreases in average selling prices and margins in both group and desktop visual collaboration systems, and a lower segment market share by PictureTel for products and services in the emerging area of network-based visual collaboration. In some cases, PictureTel competes with its channel partners for various services, which increases the complexity of channel management. In addition, competitors may offer network-based visual collaboration software solutions or incorporate standard algorithms into processor chips free of additional charge, which may reduce the value PictureTel Technology provides to the market, especially in its lower end visual collaboration products. In addition, the prices which PictureTel is able to charge for its visual collaboration products and services may further decrease from historical levels as a result of new product introductions by competitors, price competition, technological advances, or otherwise. Any of these factors could have a material adverse effect on PictureTel's business, financial condition and results of operations.

     PictureTel competes primarily on the basis of video and audio quality and data collaboration, as well as on favorable features, support services and the pricing of those systems and services. PictureTel believes that its products are competitive in each of these areas.

MANUFACTURING

     The Company has developed a supply chain that encompasses the Company's subassemblies and products supplied by vendors to the delivery of finished goods to the customer. This effort has resulted in a cost effective and timely delivery of products to the Company's customers. This strategy allows the Company to reduce costly investment in manufacturing capital and to leverage the expertise of its vendors.

     The Company's manufacturing operation consists of final assembly and testing of complete video and audioconferencing systems. Subassemblies of large systems, including tested printed circuit boards, are assembled into complete systems. These final systems are tested to ensure they meet all functional requirements.

     Desktop/personal hardware products are purchased in final form from various vendors. The products have been subjected to PictureTel's quality testing at the vendor site. These products are placed into inventory, and are shipped according to demand.

     The Company utilizes a European Distribution Center (EDC) in Holland to centralize videoconferencing product shipments to its customer base in Europe. PictureTel has sourced components from local vendors in Europe to support proper stocking levels in Holland and maintain timely customer shipments. The EDC incorporates the same working relationships and policies with vendors in Europe as the Company currently does in the United States.

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

EMPLOYEES

     At December 31, 1998, the Company had 1,466 full-time employees, of whom 718 were employed in sales, marketing and customer support, 388 in product development and engineering, 130 in manufacturing and 230 in administration and finance. The Company had 314 employees in foreign countries at December 31, 1998.

     The Company's continued success will depend in part on its ability to attract and retain highly skilled and motivated personnel who are in great demand throughout the industry.

     None of the Company's employees are represented by a labor union. The Company believes its relations with its employees to be good.

ITEM 2.  PROPERTIES

     PictureTel's corporate offices and research, development and manufacturing facilities are located in five leased facilities in Andover, Massachusetts, one facility in Chelmsford, Massachusetts, and one facility in Mountain View, California, aggregating approximately 903,200, 51,200, and 30,000 square feet, respectively. The lease at 100 Brickstone in Andover, Massachusetts expires in June, 1999, and the Company does not intend to renew it. The lease at 6 Riverside Drive in Andover, Massachusetts expires in July, 2007. The lease at 100 Minuteman Road in Andover, Massachusetts expires in July, 2014. The lease at 50 Minuteman Road in Andover, Massachusetts expires in October, 2015. In June of 1998, the property at 50 Minuteman Road was subleased for a period of ten years. The lease is accounted for as a capital lease. PictureTel leased an additional facility at 200 Minuteman Road in Andover, Massachusetts beginning on October 2, 1998. The lease is accounted for as a capital lease and expires in December, 2016. The lease for the product distribution facility in Chelmsford, Massachusetts expires in December, 2002. The lease in Mountain View, California expires in May, 2003. The videoconferencing products and videoconferencing services segments share common office space, and the audioconferencing segment is primarily at the Riverside Drive property.

     PictureTel also leases office space for its regional and branch sales and support offices in the United States and for similar offices of its subsidiary and branch operations worldwide.

ITEM 3.  LEGAL PROCEEDINGS

     A.  Datapoint Litigation

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleged that certain of PictureTel's products infringed patent rights allegedly owned by Datapoint. On April 9, 1998 a jury returned a verdict in favor of PictureTel finding that PictureTel did not infringe the Datapoint patents and that the Datapoint patent claims raised against PictureTel were invalid. Datapoint has appealed these findings, and there can be no assurance that the outcome of the appeal will be in favor of PictureTel, however, the Company believes that it has meritorious defenses to the appeal.

     B.  Shareholder Litigation

     Since September 23, 1997, seven class action shareholders' complaints have been filed against the Company, Norman E. Gaut, Director and former Chairman of the Board and Chief Executive Officer, and Les Strauss, the former Vice President and Chief Financial Officer, in the United States District Court for the District of Massachusetts. The plaintiffs filed a consolidated complaint on February 11, 1998.

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

     On April 7, 1998, the Company filed a motion to dismiss the complaint. On October 28, 1998, the motion to dismiss Norman E. Gaut was granted and the motion to dismiss PictureTel and Les Strauss was denied. Limited discovery has occurred, and the Company expresses no opinion as to the likely outcome. This litigation may have a material impact on the Company's financial position, results of operations and cash flows.

     C.  Revnet, Inc.

     On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, Revnet, Inc., which has ceased operations. (Revnet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleges that the Company breached an oral contract. Revnet is seeking $200,000,000 in damages. Discovery has recently begun. The Company believes that the complaint and the claim for damages are without merit and intends to vigorously defend against them.

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

ITEM 4.  SUBMISSION OF VOTES

     There were no items submitted to the shareholders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     The following table sets forth the high and low sale prices for the Company's Common Stock for the periods indicated as reported by NASDAQ under the symbol PCTL.

                                                             HIGH        LOW
                                                             ----        ---
1997
     First Quarter........................................  $26.875    $11.875
     Second Quarter.......................................  $14.125    $ 8.250
     Third Quarter........................................  $13.500    $ 8.813
     Fourth Quarter.......................................  $11.625    $ 5.625
1998
     First Quarter........................................  $ 8.250    $ 5.750
     Second Quarter.......................................  $11.938    $ 6.000
     Third Quarter........................................  $11.125    $ 5.375
     Fourth Quarter.......................................  $ 7.938    $ 4.750
1999
     First Quarter (through March 12, 1999)...............  $11.000    $ 5.875

     As of March 12, 1999 there were approximately 1,907 holders of record of the Company's Common Stock.

                                DIVIDEND POLICY

     The Company has not paid any dividends on its Common Stock since its inception. The Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
     Revenues.......................  $406,152    $466,425    $490,225    $363,799    $272,841
     Net income (loss)..............  $(55,679)   $(39,398)   $ 32,172    $ 21,859    $  7,669
     Net income (loss) per common
       share -- basic(1)(2)(3)......  $  (1.45)   $  (1.04)   $   0.89    $   0.64    $   0.24
     Net income (loss) per common
       share -- diluted(1)(2)(3)....  $  (1.45)   $  (1.04)   $   0.81    $   0.57    $   0.22
     Weighted average shares
       outstanding -- basic(1)(2)...    38,527      37,760      36,097      34,178      32,254
                                      ========    ========    ========    ========    ========
     Weighted average shares
       outstanding --
       diluted(1)(2)................    38,527      37,760      39,598      38,428      34,739
                                      ========    ========    ========    ========    ========
BALANCE SHEET DATA:
     Working capital................  $112,322    $152,973    $202,063    $143,130    $123,962
     Total assets...................   352,994     355,051     386,254     300,613     227,238
     Total short-term debt..........     4,418       3,612       3,942       4,383      10,452
     Total long-term debt...........    56,411      22,000      14,202      12,804       3,758
     Stockholders' equity...........  $190,242    $227,965    $264,846    $208,384    $156,842

---------------

(1) All common and per share amounts in 1995 and years prior have been retroactively restated to reflect the two-for-one common stock split effected by a 100% common stock dividend paid during the fourth quarter of 1995. The effect of the MultiLink acquisition accounted for as a pooling-of-interests is included in all numbers presented. See Note 2 of "Notes to Consolidated Financial Statements".

(2) The Company has not paid dividends on its Common Stock since its inception. The Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

(3) Includes other charges totaling $9,957 and $42,664 before income tax benefit in 1998 and 1997, respectively. Also includes tax expense of $35,141 in 1998 to record a full valuation allowance against the deferred tax assets. See
    Note 15 of "Notes to Consolidated Financial Statements".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of Revenues for certain items in the Company's Statement of Operations for each period. The table and the following discussion reflect the other charges described in Note 15 of the Notes to Consolidated Statements:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                              1998         1997         1996
                                                              -----        -----        -----
Revenues....................................................  100.0%       100.0%       100.0%
Cost of revenues............................................   57.4         59.2         51.2
Gross margin................................................   42.6         40.8         48.8
Selling, general and administrative.........................   32.2         36.0         27.1
Research and development....................................   16.2         17.0         13.3
Total operating expenses....................................   48.4         53.0         40.4
Operating income (loss).....................................   (5.8)       (12.2)         8.4
Interest income, net........................................    0.5          0.5          0.8
Other income (expense), net.................................    0.4         (0.2)         0.6
Income (loss) before income tax expense (benefit)...........   (4.9)       (11.9)         9.8
Income tax expense (benefit)................................    8.8         (3.5)         3.2
Net income (loss)...........................................  (13.7)        (8.4)         6.6

FORWARD-LOOKING STATEMENTS

     This document includes forward-looking statements about the Company's business, revenues and expenses, effective tax rate, and operating and capital requirements. Forward-looking statements made or incorporated by reference herein are not guarantees of future performance. In addition, forward-looking statements may be included in various other PictureTel documents to be issued in the future and in various oral statements by PictureTel representatives to security analysts and investors from time to time. Any forward-looking statements are subject to risks that could cause the actual results to vary materially. Such risks are discussed in "Risk Factors Which May Affect Future Results" and in other related portions of this document.

BUSINESS DEVELOPMENTS

     On November 10, 1998, the Company acquired all of the common stock of Starlight Networks, Inc. ("Starlight") in a transaction accounted for using the purchase method of accounting. Starlight develops, manufactures and markets streaming video software that enables live, interactive multicast video and video-on-demand. Total consideration of $17,798,000 consisted of 1,509,266 shares of common stock and 2,723 warrants with a total value of $14,679,000 and $3,119,000 in cash. The total purchase price of $22,252,000 included the consideration as well as assumed debt of $3,544,000, which was paid off at closing, and acquisition costs of $910,000 related to legal, accounting and financial advisory fees and was allocated to the fair value of the assets as follows: completed technology of $12,781,000; in-process technology of $4,442,000, which was charged to research and development expense in the fourth quarter of 1998; goodwill, tradename and workforce intangible assets of $6,837,000; and net liabilities of $1,808,000. (See Note 3 to Notes to Consolidated Financial Statements.) The Company expects to invest an additional $2,500,000, approximately, to complete the technology in 1999. If the product is not completed within the expected timeframe, the Company may incur additional costs and experience lower revenues which are not expected to be material to the Company's results of operations or liquidity.

     On January 19, 1999, the Company announced it had entered into a distribution and joint development agreement with Intel Corporation. On February 18, 1999, Intel invested $30.5 million in the Company, acquiring approximately 10% of the Company's equity through convertible preferred stock. The two companies will develop videoconferencing and collaborative products based on a common PC-based technology platform. Under terms of the agreement, Intel will provide the Company with distribution rights to sell the Intel ProShare(R) Video System 500 and exclusive worldwide distribution rights to sell and support the Intel(R) TeamStation(TM) System.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Revenues. The Company's revenues decreased $60,273,000, or 13%, in 1998 from 1997. The decrease in revenue was primarily a result of decreased unit shipments of videoconferencing products offset by an increase in videoconferencing services revenues. The Company's revenues from sales to foreign markets were approximately 43% of total revenues in both 1998 and 1997. The Company expects that international revenues will continue to account for a significant portion of total revenues. Revenues from sales to foreign markets in 1998 were principally comprised of sales made from the United States of $35,618,000, the United Kingdom of $79,396,000 and Japan of $24,747,000.
Revenues from sales to foreign markets in 1997 were principally comprised of sales made from the United States of $41,667,000, the United Kingdom of $76,318,000 and Japan of $36,689,000.

     Gross Margin. The Company's gross margin decreased $17,448,000 or 9%, in 1998 compared to 1997. Gross margin as a percentage of revenues was 43% in 1998 compared to 41% in 1997. Gross margin as a percentage of revenues increased due to the decrease in significant charges included in cost of revenues for the videoconferencing products segment in 1998 versus 1997 as discussed below.

     Operating Expenses. Selling, general and administrative expenses decreased $37,179,000 or 22% from 1997 and decreased as a percentage of revenues to 32% from 36%. Research and development expenses decreased $13,469,000, or 17% in 1998 from 1997 and were 16% and 17% of revenues for 1998 and 1997, respectively. Research and development expenditures, prior to the capitalization of software costs, were $73,500,000 in 1998 and $86,775,000 in 1997 or 18% and 19% of
revenues, respectively. The Company capitalized software costs of $7,446,000 in 1998, excluding completed Starlight technology, and $7,252,000 in 1997 representing 10% and 8% of aggregate research and development expenditures for 1998 and 1997, respectively. As discussed below, total operating expenses decreased by $50,648,000 year over year due to a decrease in significant charges included in videoconferencing products and audioconferencing segment results as well as efforts by management to reduce the Company's overall cost structure through headcount and program reductions.

     Videoconferencing Products. The videoconferencing products segment develops, manufactures and markets visual communications systems and collaboration software. Segment revenues fell $69,603,000, or 18%, to $324,984,000 in 1998 compared to 1997, with a 16% decline in overall unit volume primarily responsible for the decrease. Group system shipments were down 22%, mainly in the Concorde and Swiftsite lines, while desktop/personal system shipments decreased 12%. Network server product volume, which is driven largely by group and desktop/personal shipments, also declined. Average selling prices were generally lower across all products compared to 1997, but a shift in mix towards higher priced group and associated network products kept overall average selling prices nearly flat. Delayed introduction of Swiftsite II, the Company's successor compact system to Swiftsite I, from the fourth quarter of 1998 to the first quarter of 1999 accounted for much of the group systems volume decline and the favorable mix as higher priced systems made up a larger proportion of revenues. However, the general trend toward lower selling prices is expected to continue as the Company lowers its prices to compete with new products in the market with features and functionality previously available in only higher priced models.

     The videoconferencing products segment generated a $17,387,000 operating loss during 1998 compared to a $32,667,000 loss the previous year. The losses for both years include significant charges, with $11,394,000 of the $15,280,000 operating loss reduction from 1997 to 1998 resulting from lower charges in 1998. In addition to the $4,442,000 charge for incomplete technology acquired in connections with the Starlight acquisition, the 1998 loss includes charges of $6,808,000 related to the write-down of inventory and capitalized software to their net realizable value plus other costs associated with discontinuance of a video network server product line. Charges of $22,644,000 are included in the 1997 loss and include $4,940,000 for various write-downs of excess and obsolete inventory, $9,881,000 for capitalized software costs impaired as a result of canceled development projects, $1,122,000 for product retrofit accruals, $4,037,000 for severance charges and office closings, $1,880,000 for advances to vertical partners written off to reflect changing business conditions and shifts in distribution channels and $784,000 to write off other assets associated with the canceled development projects.

     Absent these significant charges, the videoconferencing product segment operating loss would have been $6,137,000 in 1998 compared to a $10,023,000 loss the previous year. For 1998, an 18% reduction in research and development expenditures along with an 18% reduction in other operating expenses due to management's efforts to reduce the Company's overall cost structure more than offset a gross margin decline caused by the lower segment revenues. Gross margin as a percent of revenue was approximately 46% in both years excluding charges.

     Videoconferencing Services. The videoconferencing services segment provides maintenance as well as professional consulting and management services for videoconferencing products sold by the Company and its competitors. Segment revenues increased 23% from $47,313,000 in 1997 to $58,263,000 in 1998. Growth in professional service revenue, particularly from managing multipoint videoconferences for customers, is primarily responsible for the increase.

     Operating profits were $12,071,000 in 1998, which represents a 25% increase over the prior year's $9,642,000 figure. The higher revenue accounts for the improvement.

     Audioconferencing. The audioconferencing segment develops, manufactures, markets and services multipoint audio control units. Segment revenues decreased $1,620,000, or 7%, from prior year levels to $22,905,000 in 1998. A decrease in average selling prices that was partially offset by an increase in unit shipments was responsible for the decrease.

     The segment generated $7,555,000 of operating profit during 1998 compared to a $6,384,000 operating loss the previous year. Operating expenses in 1997 included $2,561,000 for investment banking and other advisory fees recorded when the Company acquired MultiLink as well as $3,431,000 to establish accruals for severance, sales tax and benefit liabilities. The 1997 loss would have been $392,000 without these charges. The year-over-year profitability improvement between 1997 and 1998 was driven largely by reductions in research and development and sales expenses due to lower headcount. Gross margin improved versus 1997, despite lower revenues, as a result of improved service profitability.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Revenues. The Company's revenues decreased $23,800,000, or 5%, in 1997 from 1996. The decrease in revenue was primarily a result of decreased unit volumes and decreased average selling prices of videoconferencing products due to increased competition. This decrease was partially offset by increased videoconferencing services revenues. The Company's revenues from sales to foreign markets were approximately 43% and 44% of total revenues, in 1997 and 1996, respectively. Revenues from sales to foreign markets in 1997 were principally comprised of sales made from the United States of $41,667,000, the United Kingdom of $76,318,000 and Japan of $36,689,000. Revenues from sales to foreign markets in 1996 were principally comprised of sales made from the United States of $48,215,000, the United Kingdom of $78,645,000 and Japan of $40,008,000.

     Gross Margin. The Company's gross margin decreased $48,662,000, or 20%, in 1997 compared to 1996. Gross margin as a percentage of revenues was 41% in 1997 compared to 49% in 1996. Gross margin as a percentage of revenues decreased as a result of significant other charges discussed in the videoconferencing products section below.

     Operating Expenses. Selling, general and administrative expenses increased $34,813,000 or 26% from 1997 and increased as a percentage of revenues to 36% from 27%. Research and development expenses increased $14,389,000, or 22% in 1997 from 1996 and were 17% and 13% of revenues for 1997 and 1996, respectively. Research and development expenditures, prior to the capitalization of software costs, were $86,775,000 in 1997 and $72,900,000 in 1996 or 19% and 15% of
revenues, respectively. Total operating
expenses increased $49,202,000 due to the increased expenditure on research and development and the increases in administrative expenses as discussed below.

     Videoconferencing Products. Videoconferencing product revenue of $394,587,000 in 1997 decreased $34,112,000, or 8%, compared with 1996. A 27%
decline in desktop/personal system unit volume coupled with lower average desktop/personal selling prices accounted for virtually the entire decrease. The average group system price also declined in response to competitive pressures, but additional volume from sales of the newly introduced Swiftsite I line kept overall group system revenue slightly above 1996 levels. Network server revenues declined as higher shipments were offset by lower average selling prices.

     Segment operating income fell from a $38,459,000 profit in 1996 to a $32,667,000 loss in 1997. The significant charges discussed earlier account for $22,644,000 of the decrease. Additionally, gross margin decreased $26,486,000 excluding charges because of lower revenue and lower average selling prices. Gross margin as a percent of revenues decreased 2.5 percentage points from 1996 to approximately 46% in 1997. Continued investment in new product and software development for existing and future products resulted in a 21% increase in research and development expense. Other operating expenses increased 9% because of added personnel and facilities costs.

     Videoconferencing Services. Videoconferencing service revenue grew $8,207,000, or 21%, in 1997 from 1996's $39,106,000 total. Increased professional service revenue provided over 90% of this growth. Operating profitability, however, declined from $11,846,000 in 1996 to $9,642,000, due to cost increases in anticipation of continued revenue growth.

     Audioconferencing. Audioconferencing revenue increased $2,105,000, or 9%, to $24,525,000 during 1997 because of increased unit shipments partially offset by lower average selling prices. Operating income fell $2,930,000 between 1996 and 1997 excluding the 1997 charges discussed previously. Lower gross margin as a percent of revenue is primarily responsible for the decrease.

OTHER

     Net Interest Income. Net interest income was $1,948,000, $2,518,000 and $4,287,000 in 1998, 1997 and 1996, respectively. The $570,000 decrease from 1998 to 1997 was primarily the result of higher interest expense resulting from capital lease obligations. The $1,769,000 decrease from 1997 to 1996 was primarily the result of lower marketable securities portfolio balances and higher interest expense.

     Other Income (Expense). Other income of $1,804,000 in 1998 consists primarily of net gains on foreign currency transactions. Other expenses of $1,158,000 in 1997 consists primarily of a $3 million write-off of an equity investment offset by net gains on foreign currency transactions and net gains on sales of securities. Other income of $2,794,000 in 1996 consists primarily of net gains on sales of securities.

     Income Taxes. The Company's effective tax rate for 1998, 1997 and 1996 was 180%, 29% and 33%, respectively. The 1998 rate differs from the federal statutory rate due to state and foreign taxes and an increase in the valuation allowance for deferred taxes. Management believes it is unlikely that the Company will fully realize the deferred tax assets and accordingly has established a full valuation allowance against the deferred tax assets. The 1997 rate differs from the federal statutory rate due to state and foreign taxes offset by research and development tax credits and an increase in the valuation allowance related to certain current year tax credits and net operating losses whose benefits are uncertain. The 1996 rate was lower than the federal statutory rate primarily due to the benefits of the research and development credits, the foreign sales corporation, and a decrease in the valuation allowance.

                        LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had $62,642,000 in cash and cash equivalents and $38,078,000 in short-term marketable securities. The primary uses of cash during 1998 were for capital expenditures, primarily leasehold improvements, internal development of software, certain intangible and other assets associated with the Starlight Networks, Inc. acquisition and the purchase of marketable securities. The principal sources of cash were the decrease in trade receivables and inventories of $35,325,000.

     At December 31, 1998 there were no borrowed amounts outstanding under the Company's revolving credit agreement which expires October 4, 1999 and $28,762,000 in standby letters of credit outstanding. The revolving credit agreement is collateralized by cash and marketable securities and contains certain financial covenants, including the maintenance of certain financial ratios, and minimum net income (loss) requirements. At December 31, 1998, the Company was out of compliance with substantially all of the debt covenants. The Company received waivers from the bank regarding those covenants and is retroactively in compliance. The Company's quarterly operating results for 1999 are likely to be out of compliance with the credit line's financial covenants. Accordingly, the respective banks have informed the Company that while they anticipate providing continued short-term lending up to $4,000,000 under the credit line, they will not renew the Company's outstanding letters of credit as they come due. The letters of credit come due as follows: $12,500,000 on June 24, 1999, $9,012,000 on July 31, 1999 and $7,250,000 on September 12, 1999. The
Company expects to find alternative issuers for the letters of credit or to renegotiate the lease terms requiring such letters of credit. In the event such efforts are unsuccessful, the Company's cash could be reduced by the amount of the letters of credit.

     The Company has available up to approximately $5,300,000 under local foreign guaranteed lines of credit to certain of its foreign subsidiaries. At December 31, 1998, there was $881,000 outstanding under the foreign lines of credit.

     At December 31, 1998, the Company had $59,948,000 outstanding under various leasing lines including the obligations for the leases of the facilities at 50 Minuteman Road and 200 Minuteman Road in Andover, Massachusetts, which were $20,277,000 and $37,737,000, respectively, at December 31, 1998. The lease at 50 Minuteman Road was subleased in June 1998 for a ten-year term.

     In October 1998, the Board of Directors authorized a plan to repurchase up to 1,000,000 shares of the Company's Common Stock in open market, privately negotiated or other transactions. No shares were repurchased during 1998.

     The Company believes that funds from operations, equipment lease financing and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's operating, investing and financing requirements for the forseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In March 1998, the Accounting Standards Board issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted the SOP on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Management does not expect its adoption will have a material impact on the Company's financial position or results of operations.

     SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," was issued in December, 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP as appropriate as they become effective and this is not expected to have a material effect on the Company's result of operations.

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

     The following risk factors relating to the business of PictureTel and certain forward looking statements contained herein, should be considered by current and prospective investors of PictureTel common stock. These factors should be considered in conjunction with other information contained in this document.

     NEW PRODUCTS, COST REDUCTIONS, TECHNOLOGICAL CHANGE, AND EVOLVING
MARKETS. The Company is engaged in an industry that is still emerging as a result of extensive research and development efforts and which continues to bring to market new, more technologically advanced products introduced on an accelerated basis. Simultaneously, the larger telecommunications market is in a heightened competitive state due to deregulation throughout the world. In order to maintain its market share leadership role in this fast-paced emerging market, the Company must continue to introduce, through internal development or by acquisition, significant innovative, technologically leading and cost-competitive products. There can be no assurance that such new products will be introduced by the Company, or if introduced, will be accepted by the market and its customers. In November 1998, the Company acquired all of the common stock of Starlight Networks, Inc. Starlight develops, manufactures and markets streaming video that enables live, interactive multicast video-on-demand. There can be no assurance that the integration of Starlight will be successful or produce products which will be accretive to the Company's results of operations and financial condition. In January 1999, the Company entered into a distribution and joint product development agreement with Intel Corporation. The two companies will develop videoconferencing and collaborative products based on a common PC-based technology platform. There can be no assurance that the partnership will be successful or produce products which will be accretive to the Company's results of operations and financial condition. In addition to offering products that operate in an integrated service digital network (ISDN) environment, the Company and its competitors are exploring new technologies and networks, such as the Internet and corporate intranets or LANs, for delivering videoconferencing and data collaboration services. The industry standards for such new technologies and networks, however, are still in the early stages of development, which the Company believes has led to customer uncertainty and, accordingly, a slowdown in the growth of the general market for videoconferencing products. As a result of customer preferences, the Company has also experienced over the past year a shift in its sales model to videoconferencing systems with lower average selling prices. There can be no assurance that the Company will be successful in implementing cost reductions for all of its products or in developing and marketing suitable new products and related services with attractive margins for these new technologies and networks. The possible transition, migration and/or convergence of technologies is difficult to predict and could have profound implications for the industry and the business of the Company. Further, there is significant risk that existing products could be rendered obsolete due to changing technology. The failure of the Company to develop and market new products on a timely basis or to enhance its existing products or to respond effectively to technological changes, new industry standards or product announcements by competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

     COMPETITION. In its established businesses of group systems and desktop systems, the Company competes with a number of larger corporations, which have greater financial and marketing resources than the Company. In the developing businesses of network-based videoconferencing systems and compact systems, a number of corporations have begun to offer competitive products. In addition, partnerships between corporations which compete with the Company and corporations which develop and market network products, as well as mergers among competitors, are intensifying competition in the marketplace. This increased competition, together with a slowdown in the growth of the general market for videoconferencing products, has led and may continue to lead to increases in the defection or dilution of the Company's distribution channel partners to competitors, decreases in average selling prices and margins in both group and desktop videoconferencing systems, and a lower segment market share by the Company for products and services in the emerging area of network-based visual collaboration. In some cases, the Company competes with its channel partners for various services, which increases the complexity of channel management. In addition, competitors may offer network visual collaboration software solutions or incorporate standard algorithms into processor chips free of additional charge, which may reduce the value the Company's technology provides to the market, especially in its lower end videoconferencing products. In addition, the prices which the Company is able to charge for its videoconferencing products and services may further decrease from historical levels as a result of new product introductions by competitors, price competition, technological advances, or otherwise. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

     MANUFACTURING. Certain key subassemblies and products are currently available only from one vendor and several vendors are smaller corporations with limited financial resources that could prove to be inadequate. In some cases components are sourced from only one vendor, even where multiple sources are available, to maintain quality control and enhance the working relationship with the vendor. In addition, the Company from time to time enters into development arrangements with third parties to develop and incorporate new features and functions into the Company's products. Failure of these third parties to fulfill their respective obligations under these development arrangements could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's business could also be adversely affected by delays or interruptions in delivery, and poor quality of supplies, subassemblies or products from key vendors. In addition, the Company designs and procures certain circuits, components and subassemblies from non-videoconferencing divisions of its competitors, such as Sony and Panasonic Corporation. The failure to obtain adequate supplies or the requirement to redesign and source supplies from another manufacturer may take substantial time and result in significant expense, each of which could impact product shipments and materially and adversely affect the Company's business, financial condition or results of operations.

     RECENT HISTORY OF LOSSES. The Company reported a thirteen percent (13%) decrease in revenues for the year ended December 31, 1998 as compared to revenues for the year ended December 31, 1997, and an increase in net loss from $39,398,000 for the year ended December 31, 1997 to $55,679,000 for the year ended December 31, 1998. This compares to net income of $32,172,000 in 1996. Included in the results for the year ended December 31, 1998 were charges totaling $9,957,000 related to discontinuing a video network server product line and the write-down of certain inventory and fixed assets and a valuation allowance for deferred taxes of $35,141,000. The Company recorded other charges in the year ended December 31, 1997 to bring expenses into line with its lower level of revenues and a lower expected rate of growth. Revenues and prospects for growth have been impacted by, among other things, the decline in the average selling price for several PictureTel products, a decline in the profitability of the industry, and by a slowdown in the general market for videoconferencing products, in part resulting from the perceived uncertainty of customers with respect to the compatibility of existing products of the Company and its competitors with expected new multimedia videoconferencing products utilizing the Internet and LAN systems. Continued lower operating results could impact the Company's ability to remain in compliance with covenants under its existing revolving credit agreement. Further, there can be no assurance that the Company can return to the level of revenues or profits in relation to net sales experienced in years prior to the year ended December 31, 1997.

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

     INTERNATIONAL OPERATIONS. Revenues related to international operations of the Company totaled approximately 43%, 43% and 44% of total revenues for the three years ended December 31, 1998, 1997 and 1996, respectively. Management of the Company expects international revenues to continue to constitute a significant portion of total revenues in future periods. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, financial condition, results of operations or cash flows could be materially adversely affected. The Company's sales to international distributors are denominated in U.S. dollars in order to minimize risks associated with fluctuating foreign currency rates. An increase in the value of the U.S. dollar relative to other currencies, however, could make the Company's product more expensive and, therefore, potentially less competitive in foreign markets. Sales by the Company's foreign subsidiaries are generally made in the foreign subsidiary's local currency, in which case fluctuations in the value of the U.S. dollar relative to such other currencies could have a material adverse effect on the operating results of the Company. Currently, the Company employs various currency hedging strategies to reduce these risks. In addition, a significant portion of the Company's revenue is derived from Asian markets. Given the current general weakness in the Asian markets, there can be no assurance that the Company will be able to sustain current revenue levels or growth in such markets. There can be no assurance that the above factors will not have a material adverse effect on the Company's future international sales and, consequently, on its business, financial condition, results of operations or cash flows.

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

     DEPENDENCE ON KEY PERSONNEL. In February 1998, Bruce R. Bond succeeded Dr. Norman Gaut as Chief Executive Officer and President. In June, 1998, Bruce Bond was elected Chairman of the Board and Dr. Gaut retired as an active employee while remaining a member of the Board of Directors. There can be no assurance that the transition from Dr. Gaut to Bruce Bond will be successful. On October 15, 1998, the Company announced the appointment of Gary Bond as Group Vice President and General Manager of Products. On October 21, 1998, Arthur Fatum was appointed as Vice President and Chief Financial Officer. The Company depends on a limited number of key senior management personnel, including Bruce Bond; David Grainger, Group Vice President and General Manager of Services; David Goselin, Vice President, Operations; Lawrence Bornstein, Vice President, Human Resources; Gary Bond; Arthur Fatum; Frazer Hamilton, Group Vice President of Worldwide Sales; and John Nye, Vice President, MultiLink. There has been considerable turnover in the Company's senior management team over the past several years, and the loss of the services of one or more of the Company's senior management team or the inability to attract, retain, motivate and manage additional key personnel could have a material adverse effect on the business, financial condition or operating results of the Company. In addition, over the past year, the Company has experienced an increase in voluntary employee attrition from engineering and other departments. There is no assurance, given the competitive nature of the current job market, that the Company will be able to adequately fill the open positions.

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

     The Company has completed a comprehensive IT Systems inventory analysis and risk assessment. As previously planned and budgeted, the Company completed the upgrade of its core domestic IT Systems to incorporate additional desired features and functionality and is now testing the Year 2000 compliance of the customizations to the software. The Company expects to complete this process as planned by June 30, 1999. IT systems at several foreign subsidiaries will be converted to the IT systems used domestically by the end of July. Systems supporting MultiLink will likely be replaced in 1999 in order to achieve Year 2000 compliance. The Company currently estimates an additional $1,200,000 of 1999 IT system remediation costs based on its assessment to date. To the extent, however, that such upgrades are not completed in a timely manner, the Company's operations, financial condition, results of operations or cash flows could be materially adversely affected.

     The Company also expects to complete a Non-IT Systems inventory analysis and risk assessment by May 15, 1999. The costs of any remediation actions required in order to be Year 2000 compliant have not been identified at this time. As the Company believes the number of mission critical Non-IT Systems is relatively small, the Company does not expect that any additional costs of addressing the Year 2000 Issue for Non-IT Systems will have a material adverse impact on its operations or its financial position, results of operations or cash flows.

     With the assistance of an independent Year 2000 solution provider, the Company is in the process of creating a plan to complete a Third Party Systems inventory and risk assessment. The Company expects to verify Year 2000 compliance of Third Party Systems using this independent Year 2000 solution provider. As the Company believes the number of mission critical Third Party Systems is relatively small, the Company expects to be in a position to evaluate the risks in a timely manner. Until Year 2000 compliance of all Third Party Systems is ascertained and written assurances are received, the risk to the Company's operations and any additional costs relating to such Third Party Systems is unknown.

     The Company estimates it will spend a total of $433,000 on inventory analysis and risk assessment. To date, the Company has incurred $269,000 of expense relating to inventory analysis and risk assessment. These Year 2000 expenditures are within the Company's planned organizational budgets and include the cost of independent Year 2000 solution providers. Year 2000 expenditures for IT Systems, Non-IT Systems and Third Party Systems do not reflect the cost to the Company of internal resources working on the Year 2000 Issue and do not reflect planned upgrades or planned replacement systems which may have a positive impact on resolving the Year 2000 Issue. The Company expects to complete its risk assessment and cost estimate relating to the Year 2000 Issue no later than the end of May, 1999 and to develop a high-level contingency plan relating to the remediation and prioritization of its IT Systems, Non-IT Systems and Third Party

Systems shortly thereafter. As of March 1, 1999, no IT Systems projects have been deferred due to problems associated with the Year 2000 Issue.

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

     EURO. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and established the euro, making the euro their common legal currency on that date. Based on a recent assessment, the euro conversion is not anticipated to have a material impact on the Company's business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company and its subsidiaries face exposures to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. The Company's primary currency exposure has been related to foreign currency denominated receivables and receivables denominated in a currency other than the functional currency. Historically, the Company has hedged currency exposures associated with foreign currency denominated receivables by entering into foreign currency forward contracts as a hedge against the foreign currency receivable transaction. Forward contracts generally have a maturity date within four to six months of the contract date. The goal of the Company's hedging activity is to minimize the exposures inherent in these transactions. The Company's hedging activities minimizes the Company's exchange rate risk because the gains and losses on these contracts offset the losses and gains on the transactions being hedged. The criteria the Company uses for designating a forward contract as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of the forward contract to the underlying transaction.

     The following table represents hypothetical changes in fair value in the Company's foreign currency forward contracts. The modeling technique measures the fair value of the forward contract by currency type arising from potential changes in foreign currency rates. Movements in foreign currency rates of plus or minus 3% and 6% reflect hypothetical shifts in fair value of these forward contracts. "No change in currency rates" represents the market value of each market-rate sensitive currency as of December 31, 1998. All values are represented in U.S. Dollar equivalents (in thousands):

                                VALUATION OF FORWARD GIVEN                          VALUATION OF FORWARD GIVEN
                                A CURRENCY FLUCTUATION OF                           A CURRENCY FLUCTUATION OF
       FORWARD CONTRACT         --------------------------       NO CHANGE IN       --------------------------
        CURRENCY TYPE              3%               6%          CURRENCY RATES        (3%)             (6%)
       ----------------            --               --          --------------        ----             ----
FUNCTIONAL CURRENCY-USD
British Pound.................   $1,884           $1,938            $1,829           $1,774           $1,719
Swedish Krona.................      566              583               550              533              517
Swiss Franc...................      124              128               120              117              113
Japanese Yen..................    8,564            8,813             8,315            8,065            7,816
Germany Demark................    2,060            2,120             2,000            1,940            1,880
Australian Dollar.............    1,754            1,805             1,703            1,652            1,601
FUNCTIONAL CURRENCY -- L
U.S. Dollar...................   $2,639           $2,558            $2,721           $2,803           $2,884
French Franc..................      127              123               131              135              139
FUNCTIONAL CURRENCY -- DEM
U.S. Dollar...................   $  226           $  258            $  274           $  282           $  290

     The Company's investments include corporate obligations with various issuers and maturities. The Company's primary market risk exposure for its investments relates to fluctuations in interest rates. Given the short maturities and investment grade quality of the portfolio holdings at December 31, 1998, a sharp rise in interest rates is not expected to have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not hedge these interest rate exposures.

     The following table represents hypothetical changes in fair value in the Company's investment portfolio at December 31, 1998 that are sensitive to changes in interest rates. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points ("BP") and 100 BP reflect hypothetical shifts in the fair value of these investments. Fair value represents the market principal plus accrued interest and dividends of certain interest-rate-sensitive securities. "No change in interest rates" represents fair value at December 31, 1998. All dollars are presented in thousands:

                                    VALUATION OF                                       VALUATION OF
                                SECURITIES GIVEN AN                                 SECURITIES GIVEN AN
                               INTEREST RATE INCREASE                             INTEREST RATE DECREASE
                               ----------------------          NO CHANGE          -----------------------
TYPE OF SECURITY                50 BP         100 BP       IN INTEREST RATES      (50 BP)       (100 BP)
----------------                -----         ------       -----------------      -------       --------
Corporate Obligations........  $58,167       $58,132            $58,200           $58,237        $58,272

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             PICTURETEL CORPORATION

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Financial Statements:
     Report of Independent Accountants......................   24
     Consolidated Balance Sheets............................   25
     Consolidated Statements of Operations..................   26
     Consolidated Statements of Stockholders' Equity........   27
     Consolidated Statements of Cash Flows..................   28
     Notes to Consolidated Financial Statements.............   29

Supplementary Data:
     Report of Independent Accountants......................   49
     Schedule II Valuation and Qualifying Accounts..........   50

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PICTURETEL CORPORATION:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of PictureTel Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 12, 1999

                             PICTURETEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                      ASSETS
Current assets:
     Cash and cash equivalents..............................  $ 62,642    $ 49,859
     Marketable securities..................................    38,078      32,152
     Accounts receivable, less allowances for doubtful
      accounts of $5,392 and $3,890 at December 31, 1998 and
      1997, respectively....................................    78,995     108,729
     Inventories, net.......................................    30,256      44,901
     Deferred taxes, net....................................        --      15,615
     Other current assets...................................     8,692       6,803
                                                              --------    --------
     Total current assets...................................   218,663     258,059
Deferred taxes, net.........................................        --      16,106
Property and equipment, net.................................    95,655      69,103
Capitalized software costs, net.............................    20,484       2,368
Goodwill, net...............................................     5,336          --
Other assets................................................    12,856       9,415
                                                              --------    --------
     Total assets...........................................  $352,994    $355,051
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings..................................  $    881    $    186
     Accounts payable.......................................    32,777      30,169
     Accrued compensation and benefits......................    11,214      10,551
     Accrued expenses.......................................    35,316      37,207
     Current portion of capital lease obligations...........     3,537       3,426
     Deferred revenue.......................................    22,616      23,547
                                                              --------    --------
     Total current liabilities..............................   106,341     105,086
     Capital lease obligations, net of current portion......    56,411      22,000
Commitments and contingencies (Notes 7, 8 and 16)
Stockholders' equity:
     Preference stock, $.01 par value; 15,000,000 shares
      authorized; none issued...............................        --          --
     Common stock, $.01 par value; 80,000,000 shares
      authorized; 40,067,771 and 38,040,363 shares issued
      and outstanding at December 31, 1998 and 1997.........       400         380
     Additional paid-in capital.............................   222,230     204,242
     (Accumulated deficit)/retained earnings................   (30,254)     25,425
     Accumulated other comprehensive income.................    (2,134)     (2,082)
                                                              --------    --------
     Total stockholders' equity.............................   190,242     227,965
                                                              --------    --------
     Total liabilities and stockholders' equity.............  $352,994    $355,051
                                                              ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1998         1997         1996
                                                           --------     --------     --------
Revenues:
     Product revenues....................................  $345,076     $417,115     $451,119
     Service revenues....................................    61,076       49,310       39,106
                                                           --------     --------     --------
          Total revenues.................................   406,152      466,425      490,225
Cost of revenues:
     Product cost of revenues............................   184,734      234,953      223,680
     Service cost of revenues............................    48,352       40,958       27,369
                                                           --------     --------     --------
          Total cost of revenues.........................   233,086      275,911      251,049
Gross margin.............................................   173,066      190,514      239,176
Operating expenses:
     Selling, general and administrative.................   130,662      167,841      133,028
     Research and development............................    66,054       79,523       65,134
                                                           --------     --------     --------
          Total operating expenses.......................   196,716      247,364      198,162
                                                           --------     --------     --------
Income (loss) from operations............................   (23,650)     (56,850)      41,014
Interest income..........................................     4,857        4,339        5,337
Interest expense.........................................     2,909        1,821        1,050
Other income (expense), net..............................     1,804       (1,158)       2,794
                                                           --------     --------     --------
Income (loss) before income tax expense (benefit)........   (19,898)     (55,490)      48,095
Income tax expense (benefit).............................    35,781      (16,092)      15,923
                                                           --------     --------     --------
Net income (loss)........................................  $(55,679)    $(39,398)    $ 32,172
                                                           ========     ========     ========
Net income (loss) per common share -- basic..............  $  (1.45)    $  (1.04)    $   0.89
                                                           ========     ========     ========
Net income (loss) per common share -- diluted............  $  (1.45)    $  (1.04)    $   0.81
                                                           ========     ========     ========
Weighted average common shares outstanding -- basic......    38,527       37,760       36,097
                                                           ========     ========     ========
Weighted average common shares outstanding -- diluted....    38,527       37,760       39,598
                                                           ========     ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                     ACCUMULATED
                                                                                        OTHER
                                        COMMON STOCK        ADDITIONAL              COMPREHENSIVE   COMPREHENSIVE       TOTAL
                                   ----------------------    PAID-IN     RETAINED      INCOME          INCOME       STOCKHOLDERS'
                                     SHARES     PAR VALUE    CAPITAL     EARNINGS      (LOSS)          (LOSS)          EQUITY
                                   ----------   ---------   ----------   --------   -------------   -------------   -------------
Balance, December 31, 1995.......  35,600,129     $357       $176,077    $32,257       $  (307)             --        $208,384
Exercise of employee stock
  options and related tax
  benefit........................   1,300,155       13         21,061         --            --              --          21,074
Employee stock purchase plan
  shares.........................      73,827        1          1,878         --            --              --           1,879
Conversion of subordinated debt
  to common stock................     525,000        5            739         --            --              --             744
    Net income...................          --       --             --     32,172            --        $ 32,172          32,172
    Other comprehensive
      income/(loss), net of tax
        Foreign currency
          translation
          adjustment.............          --       --             --         --            --             (71)            (71)
        Unrealized gain on
          marketable securities,
          net of tax of $478.....          --       --             --         --            --             664             664
    Other comprehensive income...          --       --             --         --           593             593
                                                                                                      --------
Comprehensive income.............          --       --             --         --                        32,765
                                                                                                      ========
                                   ----------     ----       --------    --------      -------                        --------
Balance, December 31, 1996.......  37,499,111      376        199,755     64,429           286                         264,846
Exercise of employee stock
  options and related tax
  benefit........................     358,235        3          1,196         --            --              --           1,199
Employee stock purchase plan
  shares.........................     183,017        1          3,291         --            --              --           3,292
    Net loss.....................          --       --             --    (39,398)                      (39,398)        (39,398)
    Other comprehensive losses,
      net of tax
        Foreign currency
          translation
          adjustment.............          --       --             --         --                        (1,475)         (1,475)
        Unrealized loss on
          marketable securities,
          net of tax of $(3).....          --       --             --         --            --            (893)           (893)
    Other comprehensive losses...          --       --             --         --        (2,368)         (2,368)
                                                                                                      --------
Comprehensive loss...............          --       --             --         --                       (41,766)
                                                                                                      ========
Adjustment to conform MultiLink's
  fiscal year....................                                            394                                           394
                                   ----------     ----       --------    --------      -------                        --------
Balance, December 31, 1997.......  38,040,363      380        204,242     25,425        (2,082)                        227,965
Exercise of employee stock
  options and related tax
  benefit........................     232,068        2            979                                                      981
Employee stock purchase plan
  shares.........................     286,074        3          2,345                                                    2,348
Issuance of shares -- Starlight
  acquisition....................   1,509,266       15         14,664                                                   14,679
    Net loss.....................          --       --             --    (55,679)                      (55,679)        (55,679)
    Other comprehensive losses,
      net of tax
        Foreign currency
          translation
          adjustment.............          --       --             --         --                           (63)            (63)
        Unrealized gain on
          marketable securities,
          net of tax of $4.......          --       --             --         --            --              11              11
    Other comprehensive losses...          --       --             --         --           (52)            (52)
                                                                                                      --------
Comprehensive loss...............          --       --             --         --                      $(55,731)
                                                                                                      ========
                                   ----------     ----       --------    --------      -------                        --------
Balance, December 31, 1998.......  40,067,771     $400       $222,230    $(30,254)     $(2,134)                       $190,242
                                   ==========     ====       ========    ========      =======                        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              --------    --------    -------
Cash flows from operating activities:
     Net income (loss)......................................  $(55,679)   $(39,398)   $32,172
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization..........................    28,183      35,221     22,744
     Deferred taxes, provision (benefit)....................    31,721     (21,314)     1,955
     Provisions to write down inventory and capitalized
       software to net realizable value.....................     7,092      14,357      3,449
     Write down of long-lived assets........................     3,149          --         --
     Bad debt provision.....................................     4,160       4,241        461
     Write-off of incomplete technology.....................     4,442
     Other non-cash items...................................       896       2,107       (225)
Changes in operating assets and liabilities, net of effects
  of purchased business:
     Accounts receivable....................................    26,513      30,267    (40,546)
     Inventories............................................     8,812       2,161     (9,403)
     Other assets...........................................    (1,086)     (1,022)      (900)
     Accounts payable.......................................     2,468     (24,124)    27,906
     Accrued compensation and benefits and accrued
       expenses.............................................    (4,035)     18,314     11,714
     Deferred revenue.......................................    (1,086)      4,020       (399)
                                                              --------    --------    -------
Net cash provided by operating activities...................    55,550      24,830     48,928
Cash flows from investing activities:
     Purchase of marketable securities......................  (126,262)    (26,392)   (20,115)
     Proceeds from marketable securities....................   120,336      42,276     25,987
     Additions to property and equipment....................   (19,421)    (21,645)   (39,877)
     Proceeds from disposals of property and equipment......       506          --        387
     Capitalized software costs.............................    (7,446)    (17,133)    (6,887)
     Cash paid to acquire business, less cash acquired......    (3,964)         --         --
     Purchase of other assets...............................    (2,851)     (5,350)      (565)
     Proceeds from sale of intangible asset.................        --          --      2,050
                                                              --------    --------    -------
Net cash used in investing activities.......................   (39,102)    (28,244)   (39,020)
Cash flows from financing activities:
     Change in short-term borrowings........................    (2,955)       (333)        38
     Change in long-term borrowings.........................        --      (9,242)    (3,784)
     Principal payments under capital lease obligations.....    (3,471)     (3,895)    (3,387)
     Proceeds from sale leaseback transactions..............        --          --      8,492
     Proceeds from exercise of stock options................       981         954     10,676
     Proceeds from employee stock purchase plan.............     1,718       3,537      1,948
                                                              --------    --------    -------
Net cash provided by (used in) financing activities.........    (3,727)     (8,979)    13,983
Adjustment to conform fiscal year of MultiLink..............        --         394         --
Effect of exchange rate changes on cash.....................        62      (1,475)      (151)
                                                              --------    --------    -------
Net increase (decrease) in cash and cash equivalents........    12,783     (13,474)    23,740
Cash and cash equivalents at beginning of year..............    49,859      63,333     39,593
                                                              --------    --------    -------
Cash and cash equivalents at end of year....................  $ 62,642    $ 49,859    $63,333
                                                              ========    ========    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF THE BUSINESS:

     PictureTel Corporation (the "Company") develops, manufactures and markets video and audio collaboration equipment and applications and services. These products and services enable businesses, schools, medical facilities, government and other organizations to eliminate the barrier of distance so they can work together more effectively. The Company sells its products internationally through both direct and indirect channels.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

  FOREIGN CURRENCY

     The financial statements of the Company's non-U.S. subsidiaries, where the local currency is the functional currency, are translated using exchange rates in effect at the end of the year for assets and liabilities and average exchange rates during the year for results of operations. Related translation adjustments are reported in accumulated other comprehensive income. Transaction gains and losses are recognized in the statement of operations.

  FOREIGN EXCHANGE CONTRACTS

     The Company and its subsidiaries have entered into foreign currency forward contracts as a hedge against specific intercompany and foreign currency receivable transactions. Forward contracts involve agreements to purchase or sell foreign currencies at specific rates at future dates. The Company enters into derivatives only with counterparties which are financial institutions having credit ratings of at least A to minimize credit risk. The Company's hedging activities do not subject the Company to exchange rate risk because the gains and losses on these contracts offset the losses and gains on the assets, liabilities, and transactions being hedged. The criteria the Company uses for designating a forward contract as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of the forward contract to the underlying transaction. The carrying amount of the forward contracts is the fair value, which is determined by obtaining market prices. Gains and losses on forward contracts are deferred and recognized in the same period that the underlying transactions are settled. The contract premiums or discounts are amortized over the life of the foreign exchange contracts and are recognized in other income. At December 31, 1998 and 1997 the Company had contracts maturing through April 5, 1999 and April 6, 1998 to purchase $17,570,000 and $24,627,000, respectively, in foreign currency (British pounds, French francs, German marks, Japanese yen, Swiss francs, Swedish krona and Australian dollars). Cash flows resulting from hedging contracts are classified in the same category as the cash flows from the items being hedged.

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Those instruments with maturities between three months and twelve months are considered to be short-term marketable securities and investments with maturities of greater than one year are classified as long-term marketable securities. At December 31, 1998 and 1997 marketable securities primarily consist of corporate obligations.

     The Company classifies all marketable securities as available for sale. They are carried at their fair value, based on quoted market prices, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The cost of marketable securities is adjusted for the amortization of premiums and accretion of discounts over the life of the security. Such amortization and interest are included in interest income. For the purpose of determining gain or loss, the specific identification of securities method is used. Realized gains and losses are included in other income.

  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Buildings under capital lease.........  18 years
Equipment.............................  2-5 years
Equipment and furniture under capital   3-5 years
  leases..............................
Furniture and fixtures................  3-5 years
Leasehold improvements................  Estimated useful life or term of the lease, if shorter

     Maintenance and repairs are charged to expense as incurred. Significant improvements are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

  RESEARCH AND DEVELOPMENT AND CAPITALIZED SOFTWARE COSTS

     Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software production costs incurred subsequent to the establishment of technological feasibility are capitalized until the product is available for general release to customers.

     During the years ended December 31, 1998, 1997, and 1996, the Company capitalized approximately $7,446,000, $7,252,000, and $6,887,000, respectively, of internal software costs. Capitalized software for the year ended December 31, 1998 also included completed technology of $12,781,000 acquired through the purchase of Starlight. Amortization is based on the straight-line method over the remaining estimated life of the product. During the years ended December 31, 1998, 1997, and 1996, the Company amortized approximately $1,023,000, $13,994,000 and $5,694,000, respectively, of software costs.

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  OTHER ASSETS

     Included in other assets are intangible assets, which consist primarily of intellectual property rights and non-compete agreements, which are amortized over their estimated useful life, ranging from eighteen to thirty-six months. Accumulated amortization on intangible assets was $279,000, $3,868,000 and $3,771,000 at December 31, 1998, 1997, and 1996, respectively. Also included in other assets are prepaid royalties, long-term notes receivable and investments accounted for under the cost method. The Company reviews other long-term assets for any impairment in accordance with the Statement of Financial Accounting Standard No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121).

  REVENUE RECOGNITION

     Beginning in fiscal 1998 the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4. The effect of adoption did not have a material impact on the financial position or results of operations of the Company.

     Revenue from product sales is recognized upon execution of a contract and completion of delivery obligations provided customer acceptance is reasonably assured and collectibility is deemed probable. Revenue from maintenance contracts is recognized ratably over the term of the contract. Allowances for estimated future product returns and price protection under the Company's agreements with its distributors and resellers are provided for in the same period as the related revenues.

  WARRANTY

     The Company provides a warranty for parts and labor on its products. Hardware warranty periods are generally one year from installation date on sales to end-users and one year from delivery date on sales to distributors. In addition, warranty periods for certain software products, repairs, and upgraded parts are 90 days upon receipt. Estimated warranty costs are recorded at the time of revenue recognition.

  INCOME TAXES

     The Company provides for the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. (See Note 10)

  EARNINGS PER SHARE

     Basic earnings per share ("EPS") excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were issued, exercised or converted into common stock. Dilutive common share equivalents consist of stock options and warrants calculated using the treasury stock method. The following table reconciles the numerator and the denominators of the basic and diluted

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

EPS computations shown on the Consolidated Statements of Operations (in thousands, except per share data):

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1998         1997         1996
                                                     ---------    ---------    --------
BASIC EPS COMPUTATION:
Numerator:
     Net income (loss).............................  $(55,679)    $(39,398)    $32,172
                                                     ========     ========     =======
DENOMINATOR:
     Weighted average common shares outstanding....    38,527       37,760      36,097
                                                     ========     ========     =======
Basic EPS..........................................  $  (1.45)    $  (1.04)    $  0.89
                                                     ========     ========     =======
DILUTED EPS COMPUTATION:
Numerator:
     Net income (loss).............................  $(55,679)    $(39,398)    $32,172
                                                     ========     ========     =======
DENOMINATOR:
     Weighted average common shares outstanding....    38,527       37,760      36,097
     Common share equivalents......................        --           --       3,501
                                                     --------     --------     -------
          Total Shares.............................    38,527       37,760      39,598
                                                     ========     ========     =======
Diluted EPS........................................  $  (1.45)    $  (1.04)    $  0.81
                                                     ========     ========     =======

     Options to purchase shares of the Company's common stock of 6,686,832 and 4,728,190 were outstanding at December 31, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because they were antidilutive due to the net losses sustained in 1998 and in 1997. Warrants for the Company's common stock of 2,723 were outstanding at December 31, 1998 but were not included in the computation of diluted EPS because they were antidilutive to the loss sustained in 1998.

  CONCENTRATIONS

  Credit Risk

     Financial instruments, which potentially subject the Company to concentration of credit risk, include cash, cash equivalents, marketable securities and trade receivables. With respect to its cash, cash equivalents and marketable securities, the Company invests its excess cash primarily in deposits with a commercial bank and corporate obligations and has established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity. The Company sells its products to a variety of customers, including end users, dealers and distributors, in a variety of different industries and geographic regions. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

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

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  OTHER COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" for the year ended December 31, 1998. This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company has presented accumulated other comprehensive income and other comprehensive income in the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity.

  SEGMENT INFORMATION

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," for the year ended December 31, 1998 which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographic areas, and major customers. Operating segments are determined based on the way that management organizes its business for making operating decisions and assessing performance.

  NEWLY ISSUED ACCOUNTING STANDARDS

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

     In March, 1998 the Accounting Standards Board issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company plans to adopt the SOP on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Management does not expect its adoption will have a material impact on the Company's financial position or results of operations.

     SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," was issued in December, 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP as appropriate as they become effective and this is not expected to have a material effect on the Company's result of operations.

  RECLASSIFICATIONS

     Certain reclassifications of prior year amounts have been made to conform with current year presentation. There is no impact of these reclassifications on shareholders' equity.

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  ACQUISITIONS:

  STARLIGHT NETWORKS, INC.

     On November 10, 1998, the Company acquired all of the common stock of Starlight Networks, Inc. ("Starlight") in a transaction accounted for using the purchase method of accounting. Starlight develops, manufactures and markets streaming video software that enables live, interactive multicast video and video-on-demand. Total consideration of $17,798,000 consisted of 1,509,266 shares of common stock and 2,723 warrants which totaled $14,679,000 and cash of $3,119,000. The total purchase price of $22,252,000 included the consideration as well as assumed debt of $3,544,000 and acquisition costs of $910,000 which related to legal, accounting and financial advisory fees and was allocated to the fair value of the assets acquired as follows (in thousands):

Completed technology........................................    $12,781
In-process technology.......................................      4,442
Long-term liabilities.......................................     (1,853)
Fixed assets................................................        555
Net working capital.........................................       (510)
Goodwill....................................................      5,473
Workforce...................................................        778
Tradename...................................................        586
                                                                -------
Total assets acquired.......................................    $22,252
                                                                =======

     Goodwill is being amortized on a straight line basis over five years and the fair value of the workforce and tradename are being amortized on a straight line basis over three years. Completed technology is being amortized over a period of two to five years based upon the expected life of the products using the technology.

     The fair value of the in-process technology was determined using the stage of completion methodology. Under this technique, expected net cash flows from the resulting product are discounted at a risk-adjusted discount rate to arrive at the project's expected present value and then the percentage of project completion as of the acquisition date is applied to arrive at a fair value. The Company used a 30% risk-adjusted discount rate for the Starlight project. The project was intended to seamlessly integrate several prototype streaming media applications into one, customer-supportable and distribution channel ready product suitable for managing high quality streaming events such as business briefings, distance learning and business television. As such, the Company believes it has no alternative use, and the in-process technology was charged to research and development expense in the fourth quarter of 1998. The project was 54% complete as of the acquisition date. The new product is expected to be introduced in the second half of 1999. Significant risks involved with the development effort include potential inability to retain key software engineers and contractors, the possibility of major architectural design oversights, the possibility of major problems with the development tools created for the project, potential integration issues with individual software modules and external software products with which the product must interoperate, and beta testing of the product. If the product is not completed within the expected timeframe, the Company may incur additional costs and experience lower revenues which are not expected to be material to the Company's results of operations or liquidity.

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following information presents certain statement of operations data for 1998 and 1997 as though the acquisition had occurred on January 1, 1997 (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                        1998          1997
                                                     ----------    ----------
                                                           (UNAUDITED)
Revenues...........................................   $408,083      $474,499
Net loss...........................................   $(63,372)     $(53,572)
Net loss per common share -- basic.................   $  (1.59)     $  (1.36)
Net loss per common share -- diluted...............   $  (1.59)     $  (1.36)

  MULTILINK, INC.

     On July 22, 1997, the Company acquired all of the common stock of MultiLink, Inc. (MultiLink) in a transaction accounted for as a pooling of interests. MultiLink develops, manufactures and markets software and hardware that enable users at two or more sites to participate in audio meetings. The Company issued 3,578,026 shares of common stock in exchange for 6,389,332 shares of MultiLink common stock at a ratio of one share of MultiLink common stock to
0.56 shares of the Company's common stock. The accompanying consolidated financial statements for all periods prior to the acquisition have been restated to include the results of operations, financial position and cash flows of MultiLink. Intercompany sales between MultiLink and the Company were insignificant and have been eliminated in consolidation. Costs associated with the acquisition of $2,561,000 were charged to operations for the year ended December 31, 1997. These costs principally relate to investment banking, accounting and legal advisory fees and severance expense.

     The following information presents certain statement of operations data of the separate companies for the periods prior to the acquisition which for these purposes has been assumed to occur on June 29, 1997.

                                               SIX MONTHS ENDED       YEAR ENDED
                                                   JUNE 29,          DECEMBER 31,
                                             --------------------    ------------
                                               1997        1996          1996
                                             --------    --------    ------------
Revenues
     PictureTel............................  $227,439    $221,083      $467,805
     MultiLink.............................    12,462       9,662        22,420
Net income (loss)
     PictureTel............................  $ (1,513)   $ 15,957      $ 30,598
     MultiLink.............................    (1,376)        651         1,574

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

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  INVENTORIES:

     Inventories consist of the following (in thousands):

                                                          DECEMBER 31,
                                                       ------------------
                                                        1998       1997
                                                       -------    -------
Purchased parts......................................  $ 2,609    $ 2,983
Work in process......................................    1,399      2,128
Finished goods.......................................   26,248     39,790
                                                       -------    -------
                                                       $30,256    $44,901
                                                       =======    =======

5.  MARKETABLE SECURITIES:

     At December 31, 1998 and 1997, marketable securities, including those reported in cash equivalents, were as follows (in thousands):

                                                   1998                    1997
                                           --------------------    --------------------
                                           AMORTIZED     FAIR      AMORTIZED     FAIR
                                             COST        VALUE       COST        VALUE
                                           ---------    -------    ---------    -------
U.S. Government and its agencies.........        --          --     $16,296     $16,291
Corporate obligations....................   $58,192     $58,200      38,957      38,954
                                            -------     -------     -------     -------
     Total debt securities...............   $58,192     $58,200     $55,253     $55,245
                                            =======     =======     =======     =======

     Net unrealized holding gains (losses) of $6,000 and ($5,000) for 1998 and 1997, respectively, are included in other comprehensive income, net of tax. Gross unrealized holding gains (losses) were $10,000 and ($7,000) for 1998 and 1997, respectively. Realized losses of approximately $1,000 and realized gains of approximately $1,500,000 and $3,000,000 from the sales of available for sale securities are included in other income for the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998, all of the Company's marketable securities have stated maturity dates within one year of the balance sheet date.

6.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           -------------------
                                                            1998        1997
                                                           -------    --------
Buildings under capital lease............................  $38,000    $     --
Buildings under capital lease held for sublease..........   20,938      20,938
Equipment................................................  103,274      96,589
Equipment and furniture under capital leases.............   11,268       9,665
Furniture and fixtures...................................   13,922      10,831
Leasehold improvements...................................   15,077      11,442
                                                           -------    --------
                                                           202,479     149,465
Less: Accumulated depreciation and amortization..........  106,824      80,362
                                                           -------    --------
                                                           $95,655    $ 69,103
                                                           =======    ========

     At December 31, 1998 and 1997, accumulated amortization amounted to $9,134,332 and $4,865,000 on equipment and furniture under capital leases. At December 31, 1998 and 1997, accumulated amortization amounted to $2,079,000 and $388,000 on the buildings under capital leases. Depreciation expense for the years ended December 31, 1998, 1997, and 1996 was $26,967,000, $21,227,000 and
$17,741,000, respectively.

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Depreciation expense of $291,000 related to the building under capital lease held for sublease and the related sublease income of $588,000 for 1998 was included in other income.

7.  DEBT:

     On August 12, 1998 and March 31, 1999, the Company amended certain provisions of the amended and restated credit agreement which expires on October 4, 1999. This agreement requires interest payable at either the bank's base rate, or the adjusted eurocurrency rate plus an applicable margin of two percent. The commitment fees were also amended and are payable quarterly on any unused portion at a rate per annum equal to 0.25%. The amended agreement contains no demand feature and provides that the principal portion of the borrowings be paid by the expiration date. At December 31, 1998 and 1997, no borrowings were outstanding under this credit agreement. In addition, the Company has $28,762,000 of outstanding standby letters of credit under this agreement. Fees for letters of credit outstanding against this revolving credit line were payable at one percent per annum of the face amount. The revolving credit agreement is collateralized by cash and cash equivalents and contains certain financial covenants, including the maintenance of certain financial ratios and minimum net income (loss) requirements. At December 31, 1998, the Company was out of compliance with substantially all of the debt covenants. The Company received waivers from the bank regarding those covenants and is retroactively in compliance. The Company's quarterly operating results for 1999 are likely to be out of compliance with the credit line's financial covenants. Accordingly, the respective banks have informed the Company that while they anticipate providing continued short-term lending up to $4,000,000 under the credit line, they will not renew the Company's outstanding letters of credit as they come due. The letters of credit come due as follows: $12,500,000 on June 24, 1999, $9,012,000 on July 31, 1999 and $7,250,000 on September 12, 1999.

     The Company expects to find alternative issuers for the letters of credit or to renegotiate the lease terms requiring such letters of credit. In the event such efforts are unsuccessful, the Company's cash could be reduced by the amount of the letters of credit.

     Local lines of credit are available for short-term advances of up to $5,300,000 to certain of the Company's foreign subsidiaries. Two of these lines are guaranteed by the Company. The agreements require interest payable ranging from the bank's prime lending rate plus up to one quarter of one percent per annum. A total of $881,000 was outstanding under the local lines of credit at December 31, 1998. No borrowings were outstanding against these local lines of credit at December 31, 1997. At December 31, 1998, the weighted average interest rate on outstanding short-term borrowings was 1.7%.

8.  COMMITMENTS:

     The Company has commitments under capital and non-cancelable operating leases for office and manufacturing space. The facility leases are for terms ranging from one to eighteen years. The leases generally contain provisions that allow for expansion, extension and termination. In August of 1997, the Company entered into an eighteen-year lease agreement for the building at 50 Minuteman Road in Andover, Massachusetts. In June of 1998, the property was subleased for a period of ten years. The lease is accounted for as a capital lease. In March of 1997, the Company entered into another eighteen-year lease agreement for an additional building at 200 Minuteman Road in Andover, Massachusetts. The lease, which commenced in October 1998, is accounted for as a capital lease.

     The Company is the lessee under several capital lease and sale-leaseback agreements with third parties for certain leasehold improvements, equipment and furniture.

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments under capital and operating leases with initial or remaining terms of one year or more are (in thousands):

                                                           CAPITAL     OPERATING
                                                            LEASES      LEASES
                                                           --------    ---------
1999.....................................................  $  8,047     $10,083
2000.....................................................     6,151       7,850
2001.....................................................     6,103       7,479
2002.....................................................     6,103       7,005
2003.....................................................     6,103       6,427
Thereafter...............................................    75,261      41,798
                                                           --------     -------
Total future minimum lease payments......................   107,768     $80,642
                                                                        =======
Less amount representing interest........................    47,820
Present value of net future minimum lease payments.......    59,948
Less current portion.....................................     3,537
                                                           --------
Long-term obligation under capital leases................  $ 56,411
                                                           ========

     Total future minimum lease payments have not been reduced by future minimum sublease payments under non-cancelable sublease agreements. Income from future minimum sublease agreements with initial or remaining terms of one year or more are (in thousands):

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
1999......................................................  $ 2,353      $108
2000......................................................    2,353       110
2001......................................................    2,353        55
2002......................................................    2,388        --
2003......................................................    2,414        --
Thereafter................................................   10,660        --
                                                            -------      ----
          Total future minimum lease payments.............  $22,521      $273
                                                            =======      ====

     Net rental expense for operating leases was $10,787,000, $11,600,000 and $9,619,000 for 1998, 1997 and 1996, respectively.

9.  CAPITAL STOCK:

  PREFERENCE STOCK

     The Company's Board of Directors is empowered to fix the terms and rights of the Preference Stock. Issuance of the Preference Stock limits the rights of the Common Stockholders. On February 18, 1999, Intel invested $30,500,000 in the Company, acquiring approximately 10% of the Company's equity through convertible preferred stock.

  WARRANTS

     As part of the acquisition of Starlight Networks, Inc., the Company assumed warrants to purchase 2,723 shares of Common Stock. The warrants are exercisable at an average price of $27.83 per share and have expiration dates ranging from February, 2002 through February, 2007.

  STOCKHOLDERS' RIGHTS AGREEMENT

     On March 25, 1992, the Board of Directors of the Company declared a dividend of one purchase right (a "Right") for every outstanding share of the Company's Common Stock. After giving effect to the split, each

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  STOCK-BASED COMPENSATION PLANS

     The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation costs were recognized in 1998, 1997, and 1996.

     Net income (loss) and net income (loss) per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows (in thousands, except per share amounts):

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998        1997       1996
                                                               --------    --------    -------
Net income (loss).............................  As reported    $(55,679)   $(39,398)   $32,172
                                                Pro forma       (66,224)    (46,554)    25,812
Net income (loss) per share -- Basic..........  As reported    $  (1.45)   $  (1.04)   $  0.89
                                                Pro forma         (1.72)      (1.23)      0.72
Net income (loss) per share -- Diluted........  As reported    $  (1.45)   $  (1.04)   $  0.81
                                                Pro forma         (1.72)      (1.23)      0.65

     The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted after January 1, 1995 and additional awards are anticipated in future years.

  EMPLOYEE STOCK PURCHASE PLAN

     Under terms of an Employee Stock Purchase Plan (the "ESPP") adopted in 1994 and amended in 1996, eligible employees are able to purchase shares of the Company's Common Stock at 85% of the average market value as of the start of each six month option period or the end of such period, whichever is lower. Up to 1,000,000 shares are authorized under the ESPP. Shares purchased under the ESPP in 1998, 1997 and 1996 totaled 286,074, 183,017 and 73,827, respectively.
The weighted average grant date fair value of the shares

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

purchased was $2.64, $5.43 and $9.37 in 1998, 1997 and 1996, respectively. There are 325,088 shares available under the ESPP at December 31, 1998.

     For the purpose of providing pro forma disclosures, the fair values of shares purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 1998, 1997 and 1996, respectively: a risk-free interest rate of 5.11%, 6.07% and 5.35%, an expected life of 6 months, expected volatility of 65%, 56% and 50%, and no expected dividends.

  STOCK OPTION PLANS

     On February 18, 1997, the Compensation Committee of the Board of Directors granted replacement options, at an exercise price of $16.875 per share, to all employees other than the executive officers and directors (and other than those few who did not consent) holding outstanding options exercisable at a price of $20.00 or more. The replacement options become exercisable (unless accelerated by the Compensation Committee) over a four-year period, and to the extent the canceled option had already become exercisable, such portion of the new option became exercisable in six months from the date of re-grant and the remaining options became exercisable over a four-year period commencing in February, 1998.

     On November 5, 1997, the Compensation Committee of the Board of Directors granted replacement options at the rate of four replacement options for every five outstanding options (including replacement options granted in February, 1997) returned, at an exercise price of $9.187 per share, to all employees other than the executive officers and directors (and other than those few who did not consent) holding outstanding options exercisable at a price of $10.00 or more. The replacement options become exercisable (unless accelerated by the committee) over a four-year period, and to the extent the canceled options had already become exercisable, such portion of the new option became exercisable in six months from the date of re-grant and the remaining options became exercisable over a four-year period commencing in November, 1998.

     On November 14, 1989, the Company's shareholders approved the PictureTel Equity Incentive Plan. As of December 31, 1998 shareholders have authorized the issuance of up to 9,000,000 shares of post Stock Split Common Stock under the Plan. The Equity Incentive Plan permits the granting of non-statutory and incentive stock options, a variety of stock and stock-based awards and related benefits, and cash performance awards, which are in addition to option grants under the 1984 Amended and Restated Stock Option Plan, to employees and other persons who are in a position to make significant contributions to the success of the Company.

     Effective October 23, 1992, the Board of Directors adopted the 1992 Non-Employee Directors' Stock Option Plan. As of December 31, 1998 shareholders have authorized the issuance of up to 430,000 shares of Common Stock under the Plan to eligible non-employee directors. Under this Plan each non-employee director at October 23, 1992 and each non-employee director subsequently elected receives, at October 23, 1992 or the director's first election date, a non-statutory option to purchase 40,000 shares of post Stock Split Common Stock at an exercise price equal to the fair market value of the stock on the effective date of grant. The Plan was amended at the Annual Meeting on June 17, 1996 so as to increase the aggregate number of shares available for issuance under the Plan from 280,000 to 430,000, and to further provide, as of August 1, 1996, for the automatic grant of a non-statutory option to purchase 20,000 shares of Common Stock to directors who have been directors for more than two years on August 1, 1996, and on the later date of first election of any other director and thereafter, for the annual grant of stock options to purchase 5,000 shares of the Company's Common Stock on August first of each year, commencing on August 1, 1997, so long as such individual is serving as a director on the applicable August first date, provided that no such annual option for 5,000 shares shall be granted to a director who first became a director of the Company within six months prior to August first of said year. The Plan was further amended by the Board of Directors on February 27, 1998 to provide for non-automatic grants of non-statutory options not to exceed 60,000 shares in the aggregate for all directors. All options expire ten years after the effective date of grant, and such options become exercisable

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

over a four-year period. At December 31, 1998 there were 1,328,289 shares available for future grant under these plans.

     Effective upon the consummation of the acquisition of MultiLink, Inc. on July 22, 1997, the Board of Directors voted to assume the 1984, 1986, 1987 and 1996 MultiLink, Inc. Stock Options Plans and renamed the 1984, 1986, 1987 and 1996 PictureTel (MultiLink) Option Plans (the "Plans"), as appropriate, and provided for the issuance of shares of Common Stock in replacement for MultiLink Common Stock upon the exercise thereof. The Compensation Committee of the Board of Directors administers the MultiLink Option Plans assumed (and renamed) by PictureTel. There is reserved for issuance under the Plans 655,419 shares of Common Stock of PictureTel Corporation to be issued upon exercise of the options outstanding under the Plans. No additional options will be issued under the Plans. All options expire ten years after the effective date of the grant, and such options become exercisable over a four-year period.

     Effective upon the consummation of the acquisition of Starlight Networks, Inc. on November 10, 1998, the Board of Directors voted to approve the 1998 Acquisition Stock Option Plan (the "Acquisition Plan"). The Acquisition Plan permits the grant of non-qualified options to purchase shares of Common Stock of PictureTel Corporation to Starlight employees who are in a position to make significant contributions to the success of the Company. The Compensation Committee of the Board of Directors administers the Acquisition Plan. There is reserved for issuance under the Plan 400,000 shares of Common Stock to be issued upon exercise of the options granted under the Plan. All options expire ten years after the effective date of the grant, and such options become exercisable over a four-year period.

     The following table summarizes the Company's stock option plans at December 31, 1998, 1997, and 1996, and changes during the years then ended:

                                      1998                     1997                     1996
                             ----------------------   ----------------------   ----------------------
                                          WEIGHTED-                WEIGHTED-                WEIGHTED-
                                           AVERAGE                  AVERAGE                  AVERAGE
                                          EXERCISE                 EXERCISE                 EXERCISE
                               SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                             ----------   ---------   ----------   ---------   ----------   ---------
Outstanding at beginning of
  year.....................   4,728,190    $11.21      5,252,627    $17.82      5,296,989    $10.93
Granted at fair market
  value....................   3,627,100      7.01      4,356,743     13.17      1,608,889     31.94
Exercised..................    (232,068)     4.23       (342,222)     4.95     (1,314,188)     8.18
Forfeited..................  (1,436,390)    11.26     (4,538,958)    21.22       (339,063)    14.50
                             ----------               ----------               ----------
Outstanding at end of
  year.....................   6,686,832    $ 9.16      4,728,190    $11.21      5,252,627    $17.82
                             ==========               ==========               ==========
Options exercisable at
  year-end.................   2,328,993     11.52      2,034,527    $10.05      2,067,035    $ 9.59
Weighted-average grant date
  fair value of options
  granted during the year
  at fair market value.....                $ 4.38                   $ 7.62                   $16.80

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                   -----------------------------------------------   ----------------------------
                                 WEIGHTED-AVERAGE                      NUMBER
                     NUMBER         REMAINING         WEIGHTED-      EXERCISABLE      WEIGHTED
    RANGE OF       OUTSTANDING   CONTRACTUAL LIFE      AVERAGE           AT           AVERAGE
EXERCISE PRICES    AT 12/31/98      (IN YEARS)      EXERCISE PRICE    12/31/98     EXERCISE PRICE
---------------    -----------   ----------------   --------------   -----------   --------------
$ 0.268 -  6.250      741,013          8.14             $ 5.42          160,476        $ 4.51
  6.500 -  6.937    1,606,317          9.03               6.92           12,017          6.77
  6.938 -  7.938    1,178,834          9.43               7.25           25,434          7.38
  8.000 -  9.187    1,431,301          7.18               8.97        1,011,480          8.91
  9.188 - 10.440    1,026,192          5.80               9.72          662,891          9.73
 10.938 - 35.130      596,769          7.97              17.53          362,008         18.05
 40.500 - 40.500      106,406          7.07              40.50           94,688        $40.50
                    ---------                                         ---------
$ 0.268 - 40.500    6,686,832          7.99             $ 9.16        2,328,994        $11.52
                    =========                                         =========

     For the purpose of providing pro forma disclosures, the fair values of options granted were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: a risk-free interest rate of 5.10%, 6.06% and 5.95%, an expected life of 5.5, 5.5 and 4 years, expected volatility of 67%, 57% and 50% (No volatility assumption was used for MultiLink options) and no expected dividends.

10.  INCOME TAXES:

     Significant items making up total net deferred tax assets are as follows (in thousands):

                                                               DECEMBER 31,
                                                            ------------------
                                                             1998       1997
                                                            -------    -------
Net operating loss and tax credit carryforwards...........  $39,441    $23,825
Inventory reserves........................................    3,578      3,553
Depreciation and amortization.............................   (5,357)       753
Other temporary differences...............................   13,880     11,870
Valuation allowance.......................................  (51,542)    (8,280)
                                                            -------    -------
Total net deferred tax assets.............................  $    --    $31,721
                                                            =======    =======

     Other temporary differences principally represent bad debt and warranty reserves, depreciation and vacation and other payroll related differences. In 1997, the valuation allowance primarily offset the deferred benefit of certain federal and state tax credit carryforwards whose benefit was uncertain. Included in the deferred tax assets is $7,230,000 reflecting the benefit of deductions from the exercise of stock options. The benefit will be recorded as a credit to additional paid in capital when realized. Management believes the Company is unlikely to fully realize the deferred tax assets and accordingly has established a full valuation allowance on the deferred tax assets in the fourth quarter of 1998.

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The provision (benefit) for income taxes consisted of the following (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                  1998        1997       1996
                                                 -------    --------    -------
Federal income taxes:
     Currently payable.........................  $   253    $  2,742    $ 8,509
     Deferred..................................   24,634     (18,161)     3,098
State income taxes:
     Currently payable.........................       75          --        377
     Deferred..................................    7,011      (3,134)     1,375
Foreign taxes:
     Currently payable.........................    3,732       2,002      3,368
     Deferred..................................       76         459       (804)
                                                 -------    --------    -------
Total..........................................  $35,781    $(16,092)   $15,923
                                                 =======    ========    =======

     The differences between the statutory federal income tax rate and the Company's effective income tax rate were as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                     1998       1997       1996
                                                     -----      -----      ----
Statutory federal income tax rate..................  (35.0)%    (35.0)%    35.0%
State income tax, net of federal tax benefit.......    0.2       (4.7)      3.0
Federal and state tax credits from research and
  development......................................     --       (0.9)     (1.4)
Difference between foreign and US tax rates and the
  benefit of the foreign sales corporation.........    3.1        0.7      (2.1)
Change in deferred asset valuation allowance.......  207.6        5.0      (2.8)
Other..............................................    3.9        5.9       1.4
                                                     -----      -----      ----
Effective tax rate.................................  179.8%     (29.0)%    33.1%
                                                     =====      =====      ====

     At December 31, 1998 the Company had remaining net operating loss ("NOL") carryforwards available of approximately $73,416,000 to offset future federal and state taxable income. The Company also has unused federal research and development tax credits of approximately $3,427,000. The NOL and tax credit carryforwards expire at various dates through the year 2009 and 2018, respectively. As a result of prior equity issuances, the Company's use of NOL carryforwards incurred prior to July 1988 is subject to certain annual limitations. At December 31, 1998, approximately $3,975,000 of the available NOL carryforwards have an annual limitation amount of approximately $662,000 that may be used to reduce the Company's taxable income in the future.

11.  EMPLOYEE BENEFIT PLANS:

     The Company has a defined contribution profit sharing plan incorporating features under Section 401(k) of the Internal Revenue Code designed to provide retirement benefits to its employees. The Plan covers substantially all employees of the Company, and eligible participants may contribute up to 15% of their pay on a pretax basis subject to annual dollar limits established by the Internal Revenue Code and plan limitations. The Plan document states that the Company will provide at least 33.3% matching contribution up to the first 3% of each participant's eligible compensation. For the years ended December 31, 1998, 1997 and 1996 the Company's matching contribution was 50%, 50% and 33.3% respectively or $780,000, $929,000 and $857,000, respectively.

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company assumed the MultiLink, Inc. 401K Plan as a result of the acquisition in July 1997. However, the Company has filed a Plan termination with the Internal Revenue Service. The final termination of the Plan is pending. No Company contributions were made to the MultiLink Plan in 1997 or 1996.

12.  SEGMENT INFORMATION:

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business into three reportable operating segments: videoconferencing products, videoconferencing services and audioconferencing. The videoconferencing products segment develops, manufactures and markets visual communications systems and collaboration software. The videoconferencing services segment provides services for the videoconferencing products. The audioconferencing segment develops, manufactures, markets and services multipoint control units.

     In 1998, 1997 and 1996 no customer accounted for 10% or more of total revenues. Solectron Corporation accounted for 32% and 19%, respectively, of the Company's purchases from outside vendors in 1998 and 1997. VideoServer, Inc. accounted for 10% of the Company's purchases from outside vendors in 1998.

                                      VIDEO-          VIDEO-
                                   CONFERENCING    CONFERENCING       AUDIO-
                                     PRODUCTS        SERVICES      CONFERENCING     OTHER       TOTAL
                                   ------------    ------------    ------------    --------    --------
YEAR ENDED DECEMBER 31, 1998:
Revenues from external
  customers......................    $324,984        $58,263         $22,905       $     --    $406,152
Operating income (loss)..........    $(17,387)       $12,071         $ 7,555       $(25,889)   $(23,650)
YEAR ENDED DECEMBER 31, 1997:
Revenues from external
  customers......................    $394,587        $47,313         $24,525       $     --    $466,425
Operating income (loss)..........    $(32,667)       $ 9,642         $(6,384)      $(27,441)   $(56,850)
YEAR ENDED DECEMBER 31, 1996:
Revenues from external
  customers......................    $428,699        $39,106         $22,420       $     --    $490,225
Operating income (loss)..........    $ 38,459        $11,846         $ 2,538       $(11,829)   $ 41,014

     Other consists of corporate administrative functions which are excluded from the videoconferencing products, videoconferencing services and audioconferencing segments for management decision making.

     The Company evaluates the performance of its segments based upon operating income. There are no material intersegment revenues. Transfers of videoconferencing products to the videoconferencing services segment are recorded at standard cost and are not tracked for management reporting purposes. Asset information by reportable segment has not been disclosed since the Company does not produce such information internally.

     Videoconferencing products consist of three categories: group, desktop/personal and network server systems. Revenues for the videoconferencing products segment are detailed below (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1998        1997        1996
                                               --------    --------    --------
Group Systems................................  $267,451    $320,124    $314,273
Desktop/Personal Systems.....................    29,859      41,057      75,324
Network Server Systems.......................    27,674      33,406      39,102
                                               --------    --------    --------
     Total Videoconferencing Products........  $324,984    $394,587    $428,699
                                               ========    ========    ========

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Videoconferencing services relate to maintenance revenues and professional services as detailed below (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                   1998       1997       1996
                                                  -------    -------    -------
Maintenance Services............................  $39,436    $36,729    $36,114
Professional Services...........................   18,827     10,584      2,992
                                                  -------    -------    -------
     Total Videoconferencing Services...........  $58,263    $47,313    $39,106
                                                  =======    =======    =======

GEOGRAPHIC DATA

     In addition to its direct and indirect sales channels in the United States, the Company has subsidiaries in various foreign countries which, through direct and indirect sales channels, sell and service the Company's products in their respective geographic area. Revenues from external customers represent sales made from those countries. The Company's revenues and long-lived asset financial information is detailed as follows (in thousands):

                                                        UNITED
                                       UNITED STATES    KINGDOM     JAPAN     ALL OTHER     TOTAL
                                       -------------    -------    -------    ---------    --------
YEAR ENDED DECEMBER 31, 1998
Revenues from external customers.....    $267,111       $79,396    $24,747     $34,898     $406,152
Long-lived assets....................    $125,997       $ 3,804    $ 2,295     $ 2,235     $134,331
YEAR ENDED DECEMBER 31, 1997
Revenues from external customers.....    $307,450       $76,318    $36,689     $45,968     $466,425
Long-lived assets....................    $ 88,445       $ 4,341    $ 2,086     $ 2,120     $ 96,992
YEAR ENDED DECEMBER 31, 1996
Revenues from external customers.....    $325,580       $78,645    $40,008     $45,992     $490,225
Long-lived assets....................    $ 72,119       $ 1,966    $ 1,263     $ 1,637     $ 76,985

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  UNAUDITED INTERIM FINANCIAL INFORMATION:

     Quarterly financial information is as follows (in thousands, except per share data):

                                         FIRST       SECOND      THIRD       FOURTH
                                        QUARTER     QUARTER     QUARTER     QUARTER
                                        --------    --------    --------    --------
1998
Revenues..............................  $101,045    $104,582    $102,058    $ 98,467
Gross margin..........................    45,887      40,273      45,761      41,145
Net income (loss).....................    (2,165)     (6,688)      1,624     (48,450)
Net income (loss) per common share --
  basic...............................  $  (0.06)   $  (0.17)   $   0.04    $  (1.23)
Net income (loss) per common share --
  diluted.............................  $  (0.06)   $  (0.17)   $   0.04    $  (1.23)
1997
Revenues..............................  $121,935    $117,966    $109,689    $116,835
Gross margin..........................    58,737      51,695      42,816      37,266
Net income (loss).....................     2,011      (4,900)    (16,715)    (19,794)
Net income (loss) per common share --
  basic...............................  $   0.05    $  (0.13)   $  (0.44)   $  (0.52)
Net income (loss) per common share --
  diluted.............................  $   0.05    $  (0.13)   $  (0.44)   $  (0.52)

14.  SUPPLEMENTAL CASH FLOW INFORMATION:

                                                    1998       1997       1996
                                                   -------    -------    ------
Supplemental cash flow information:
     Interest paid...............................  $ 2,903    $ 1,722    $1,036
     Income taxes paid...........................  $ 1,245    $ 4,237    $2,676
Supplemental disclosure of non-cash investing
  activity:
     Building acquired under capital lease.......  $38,000    $20,938    $   --
     Issuance of stock for acquisition...........  $14,679    $    --    $   --
     Assumption of debt for acquisition..........  $ 3,544    $    --    $   --

15.  OTHER CHARGES:

     During the year ended December 31, 1998, the Company recorded charges of $9,957,000. Charges of $6,808,000 reported as part of cost of goods sold include $5,457,000 related to the write down of inventory and capitalized software to their net realizable value and other costs associated with the discontinuation of one of the Company's product lines and $1,351,000 to record inventory provisions for the write down of certain inventories to their net realizable value. Charges of $3,149,000 included in operating expenses relate to the write down of leasehold improvements related to the facility at 50 Minuteman Road in Andover. The Company subleased this facility in June, 1998, and the sublessee did not utilize the leasehold improvements in the facility.

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

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Other charges of $21,568,000 in 1997 reported as part of operating expenses include $2,561,000 recorded in connection with the acquisition of MultiLink, $4,373,000 related to severance expense and sales office closings associated with the acquisition of MultiLink and PictureTel related work-force reductions as a result of activities undertaken to reduce the Company's cost structure to bring it in line with lower-than-expected revenues, $6,475,000 in specific accounts and notes receivable write-offs and provisions for allowances for doubtful accounts, $3,900,000 in provisions for sales taxes primarily related to MultiLink, $1,880,000 in advances written-off to reflect current business conditions and shifts in distribution channels, and $2,379,000 in charges related to other miscellaneous matters.

     Additionally in 1997, the Company established a $1,500,000 provision recorded against revenue to accrue for estimated sales returns and allowances. Other charges of $3,500,000 included in other income/expense include the write-off of certain equity investments to reflect current business conditions.

16.  LITIGATION:

     A.  Datapoint Litigation

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleged that certain of PictureTel's products infringed patent rights allegedly owned by Datapoint. On April 9, 1998 a jury returned a verdict in favor of PictureTel finding that PictureTel did not infringe the Datapoint patents and that the Datapoint patent claims raised against PictureTel were invalid. Datapoint has appealed these findings, and there can be no assurance that the outcome of the appeal will be in favor of PictureTel, however, the Company believes that it has meritorious defenses to the appeal.

     B.  Shareholder Litigation

     Since September 23, 1997, seven class action shareholders' complaints have been filed against the Company, Norman E. Gaut, Director and former Chairman of the Board and Chief Executive Officer, and Les Strauss, the former Vice President and Chief Financial Officer, in the United States District Court for the District of Massachusetts. The plaintiffs filed a consolidated complaint on February 11, 1998.

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

     On April 7, 1998, the Company filed a motion to dismiss the complaint. On October 28, 1998, the motion to dismiss Norman E. Gaut was granted and the motion to dismiss PictureTel and Les Strauss was denied. Limited discovery has occurred, and the Company expresses no opinion as to the likely outcome. This litigation may have a material impact on the Company's financial position, results of operations and cash flows.

     C.  Revnet, Inc.

     On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, Revnet, Inc., which has ceased operations. (Revnet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleges that the

                             PICTURETEL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company breached an oral contract. Revnet is seeking $200,000,000 in damages. Discovery has recently begun. The Company believes that the complaint and the claim for damages are without merit and intends to vigorously defend against them.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of PictureTel Corporation

     Our audits of the consolidated financial statements referred to in our report dated February 12, 1999 of PictureTel Corporation (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

     In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 12, 1999

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT    CHARGE TO
                                          BEGINNING     COSTS AND                     BALANCE AT
                                           OF YEAR       EXPENSES     DEDUCTIONS      END OF YEAR
                                          ----------    ----------    ----------      -----------
Year Ended December 31, 1996:
Accounts receivable reserves..........    $1,323,000    $  461,000    $  261,000(a)   $1,523,000
Inventory reserves....................    $2,868,000    $3,449,000    $4,766,000(b)   $1,551,000
Warranty reserves.....................    $2,495,000    $4,348,000    $3,938,000(c)   $2,905,000
Year Ended December 31, 1997:
Accounts receivable reserves..........    $1,523,000    $4,241,000    $1,874,000(a)   $3,890,000
Inventory reserves....................    $1,551,000    $4,476,000    $  760,000(b)   $5,267,000
Warranty reserves.....................    $2,905,000    $7,396,000    $5,574,000(c)   $4,727,000
Year Ended December 31, 1998:
Accounts receivable reserves..........    $3,890,000    $4,160,000    $2,658,000(a)   $5,392,000
Inventory reserves....................    $5,267,000    $6,004,000    $6,489,000(b)   $4,782,000
Warranty reserves.....................    $4,727,000    $7,410,000    $7,289,000(c)   $4,848,000

---------------

(a) Specific write-offs

(b) Specific dispositions

(c) Specific usage

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item is incorporated by reference herein to information contained under the heading "Item 1 -- Election of Directors", subheadings "Nominees for Election", Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive 1999 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference herein to information contained under the heading "Item 1 -- Election of Directors", subheadings "Directors Compensation", "Management Compensation" and "Employment, Severance and Other Agreements" in the definitive 1999 Proxy Statement. (Information in the 1999 Proxy Statement under "Report of the Compensation Committee" and "Performance Graph" is not incorporated by reference.)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference herein to information contained under the heading "Security Ownership" in the definitive 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference herein to information contained under the heading "Certain Relationships and Related Transactions" [there was no such heading in 1996] in the definitive 1999 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Operations for the Years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     2.  FINANCIAL STATEMENT SCHEDULE

     Report of Independent Accountants

     Schedule II -- Valuation and Qualifying Accounts

     Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) REPORTS ON FORM 8-K

     1. On January 18, 1999, the Company filed a report on Form 8-K to announce that it had entered into a distribution and joint development agreement with Intel Corporation. The two companies will develop videoconferencing and collaborative products based on a common PC-based technology platform. Under terms of the agreement, Intel will provide the Company with distribution rights to sell the Intel ProShare(R) Video System 500 and exclusive worldwide distribution rights to sell and support the Intel TeamStation(TM) System. In addition, Intel invested $30.5 million in the Company, acquiring approximately 10% of the Company's equity through convertible preferred stock.

(c) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Third Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 1992).
 3.2      Amended and Restated By-laws (incorporated by reference to
          Exhibit 1 to the Registrant's Current Report on Form 8-K
          filed September 14, 1994).
 4.1      Form of Common Stock Certificate (incorporated by reference to Exhibit 4(b) to Registrant's Registration Statement on
          Form S-8, Registration Number 33-36315 effective August 10,
          1990).
 4.2      Shareholders' Rights Agreement between the Company and The
          First National Bank of Boston as Rights Agent, dated March
          25, 1992 (incorporated by reference to Exhibit 1 to the
          Registrant's Registration of Certain Classes of Securities
          on Form 8-A dated March 26, 1992).
 4.2.1    Form of Certificate of Designation with respect to Junior
          Preference Stock (incorporated by reference to Exhibit 2 to the Registrant's Registration of Certain Classes of
          Securities on Form 8-A dated March 26, 1992).
 4.2.2    Form of Rights Certificate (incorporated by reference to
          Exhibit 3 to the Registrant's Registration of Certain
          Classes of Securities on Form 8-A dated March 26, 1992).
 4.2.3    Summary of Purchase Rights (incorporated by reference to
          Exhibit 4 to the Registrant's Registration of Certain
          Classes of Securities on Form 8-A dated March 26, 1992).
 4.2.4    Amendment dated January 13, 1995 to Shareholders' Rights
          Agreement (incorporated by reference to Exhibit 4.2.4 to
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1994).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.1*     1984 Amended and Restated Stock Option Plan as amended
          through December 13, 1988 (incorporated by reference to
          Exhibit 10.10 to Registrant's Annual Report on Form 10-K for
          the year ended December 31, 1988).
10.1.1*   Amendment to 1984 Amended and Restated Stock Option Plan
          dated October 26, 1994 (incorporated by reference to Exhibit
          10.10.1 to Registrant's Annual Report on Form 10-K for the
          year ended December 31, 1994).
10.2*     PictureTel Corporation Equity Incentive Plan as amended
          through October 26, 1994 (incorporated by reference to
          Exhibit 10.11 to Registrant's Annual Report on Form 10-K for
          the year ended December 31, 1994).
10.2.1*   Amendment to PictureTel Corporation Equity Incentive Plan
          dated June 29, 1995 (incorporated by reference to Exhibit
          10.1 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended July 1, 1995).
10.2.2    Amendment to PictureTel Corporation Equity Incentive Plan
          dated October 18, 1996 (incorporated by reference to Exhibit
          10.3 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended September 27, 1998).
10.3*     1992 Non-Employee Director Stock Option Plan as amended
          through April 10, 1996 (incorporated by reference to Exhibit
          4(a) to Registrant's Registration Statement on Form S-8,
          Registration Number 333-10163 effective September 2, 1997).
10.3.1    1992 Non-Employee Director Stock Option Plan as amended
          through February 27, 1998 (incorporated by reference to
          Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended September 27, 1998).
10.4      PictureTel Corporation 1994 Employee Stock Purchase Plan
          (incorporated by reference to Exhibit 4 to Registrant's
          Registration Statement on Form S-8, Registration Number
          33-81848, effective July 22, 1994).
10.5      401(k) Profit Sharing Retirement Plan as amended through
          July 1, 1994 (incorporated by reference to Exhibit 10.45 to
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1994).
10.6*     Employment Agreement between PictureTel Corporation and
          Norman E. Gaut dated July 29, 1988 (incorporated by
          reference to Exhibit 10.12 to Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1988).
10.6.1*   Amendment dated January 15, 1995 to the Employment Agreement between PictureTel Corporation and Norman E. Gaut
          (incorporated by reference to Exhibit 10.1 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended April 1,
          1995).
10.7*     Agreement between PictureTel Corporation and Les Strauss as amended through January 15, 1995 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form
          10-Q for the quarter ended April 1, 1995).
10.8*     Agreement between PictureTel Corporation and Domenic J.
          LaCava as amended through January 17, 1995 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995).
10.9*     Agreement between PictureTel Corporation and Lawrence
          Bornstein as amended through January 16, 1995 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly
          Report on Form 10-Q for the quarter ended April 1, 1995).
10.9.1    Employment agreement between PictureTel Corporation and
          Lawrence Bornstein dated December 5, 1997 (incorporated by reference to Exhibit 10.9.1 to Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1997).
10.9.2    Change in control agreement between PictureTel Corporation and Lawrence Bornstein dated December 5, 1997 (incorporated by reference to Exhibit 10.9.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10.9.3    Amendment to employment agreement between PictureTel
          Corporation and Lawrence Bornstein dated January 20, 1999
          (filed herewith).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.10     Employment agreement between PictureTel Corporation and
          Richard B. Goldman dated June 11, 1997 (incorporated by
          reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997).
10.10.1   Employment agreement between PictureTel Corporation and
          Richard B. Goldman dated December 5, 1997 (incorporated by reference to Exhibit 10.10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10.10.2   Change in control agreement between PictureTel Corporation and Richard B. Goldman dated December 5, 1997 (incorporated by reference to Exhibit 10.10.2 to Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1997).
10.11*    Employment agreement between PictureTel Corporation and
          David Grainger dated August 10, 1994 (incorporated by
          reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).
10.11.1   Employment agreement between PictureTel Corporation and
          David Grainger dated December 5, 1997 (incorporated by
          reference to Exhibit 10.11.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10.11.2   Change in control agreement between PictureTel Corporation and David Grainger dated December 5, 1997 (incorporated by reference to Exhibit 10.11.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
10.12     Form of Indemnification Agreement for directors and officers
          (incorporated by reference to Exhibit 10.34 to Registrant's
          Registration Statement on Form S-1, Registration No.
          33-6368, effective August 12, 1986).
10.13*    Agreement between PictureTel Corporation and Khoa Nguyen as amended through March 6, 1995 (incorporated by reference to
          Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended April 1, 1995).
10.13.1   Separation agreement between PictureTel Corporation and Khoa
          Nguyen dated September 13, 1996 (incorporated by reference to Exhibit 10.13.1 to Registrant's Quarterly Report on Form
          10-Q for the quarter ended March 29, 1997).
10.14     Lease Agreement between PictureTel Corporation and 100
          Minuteman Limited Partnership dated October 7, 1995
          (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 1995).
10.14.1   Amendment No. 1 To Lease for 100 Minuteman, dated July 10,
          1996 (incorporated by reference to Exhibit 10.14.1 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).
10.14.2   Amendment No. 2. To Lease for 100 Minuteman, dated August
          19, 1996 (incorporated by reference to Exhibit 10.14.2 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).
10.15     Lease Agreement between PictureTel Corporation and Andover
          Mills Realty Limited Partnership dated February 10, 1994
          (incorporated by reference to Exhibit 10.51 to Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          1994).
10.15.1   Amendment No. 1. to lease with Andover Mills Realty Limited
          Partnership dated October 10, 1995 (incorporated by
          reference to Exhibit 10.15.1 to Registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 29, 1997).
10.15.2   Amendment No. 2 to lease with Andover Mills Realty Limited
          Partnership dated May 28, 1996 (incorporated by reference to
          Exhibit 10.15.2 to Registrant's Quarterly Report on Form
          10-Q for the quarter ended March 29, 1997).
10.16     Lease Agreement between PictureTel Corporation and 50
          Minuteman Limited Partnership dated August 26, 1996
          (incorporated by reference to Exhibit 10.1 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended
          September 28, 1996).
10.16.1   Amendment No. 1 to 50 Minuteman Lease dated March 19, 1997
          (incorporated by reference to Exhibit 10.16.2 on Form S-4
          dated October 5, 1998).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.16.2   Sublease Agreement between PictureTel Corporation and
          Cabletron Systems, Inc. dated June 4, 1998 (incorporated by reference to Exhibit 10.16.3 on Form S-4 dated October 5,
          1998).
10.17     Lease Agreement between PictureTel Corporation and 200
          Minuteman Limited Partnership dated March 19, 1997
          (incorporated by reference to Exhibit 10.1 to Registrant's
          Quarterly Report on Form 10-K for the quarter ended June 29,
          1997).
10.17.1   Amendment No. 1 to 200 Minuteman Lease dated June 4, 1998
          (incorporated by reference to Exhibit 10.17.2 on Form S-4
          dated October 5, 1998).
10.18*    Employment Agreement by and between PictureTel Corporation and Bruce R. Bond dated March 1, 1998 (incorporated by
          Reference to Exhibit 10.1 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 29, 1998).
10.18.1*  Change in Control Agreement by and between PictureTel
          Corporation and Bruce R. Bond dated February 25, 1998
          (incorporated by Reference to Exhibit 10.2 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).
10.18.2*  Options to Bruce R. Bond effective January 31, 1998
          (incorporated by reference to Exhibit 10.3 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).
10.19     Secured Second Amended and Restated Revolving Credit
          Agreement by and between PictureTel Corporation and
          BankBoston, N.A., as agent, dated August 12, 1998
          (incorporated by reference to Exhibit 10.19 to the
          Registrant's Form S-4 dated October 5, 1998).
10.20*    Employment agreement between PictureTel Corporation and Gary
          L. Bond dated September 1, 1998 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 27, 1998).
10.20.1*  Amendment to employment agreement between PictureTel
          Corporation and Gary L. Bond dated January 20, 1999 (filed herewith).
10.21*    Employment agreement between PictureTel Corporation and
          Arthur L. Fatum dated October 14, 1998 (filed herewith).
10.21.1*  Amendment to employment agreement between PictureTel
          Corporation and Arthur L. Fatum dated January 20, 1999
          (filed herewith).
10.22*    Employment agreement between PictureTel Corporation and
          Richard S. Haak, Jr. dated May 14, 1998 (filed herewith).
10.22.1*  Change in Control Agreement by and between PictureTel
          Corporation and Richard S. Haak, Jr. dated November 30, 1998
          (filed herewith).
21        Subsidiaries of the Company (filed herewith)
23        Consent of PricewaterhouseCoopers LLP (filed herewith)
27        Financial Data Schedule as required by Item 601 (c) of
          Regulation S-K (filed herewith)

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

                                          PICTURETEL CORPORATION

                                          By:       /s/ BRUCE R. BOND
                                            ------------------------------------
                                                       BRUCE R. BOND
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                                           Date:  March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 /s/ BRUCE R. BOND                   President and Chief Executive Officer  March 31, 1999
---------------------------------------------------  and Chairman of the Board (Principal
                   BRUCE R. BOND                     Executive Officer)

                /s/ NORMAN E. GAUT                   Director                               March 31, 1999
---------------------------------------------------
                  NORMAN E. GAUT

                 /s/ DAVID B. LEVI                   Director                               March 31, 1999
---------------------------------------------------
                   DAVID B. LEVI

               /s/ ROBERT T. KNIGHT                  Director                               March 31, 1999
---------------------------------------------------
                 ROBERT T. KNIGHT

                 /s/ ENZO TORRESI                    Director                               March 31, 1999
---------------------------------------------------
                   ENZO TORRESI

                /s/ ARTHUR L. FATUM                  Vice President, Chief Financial        March 31, 1999
---------------------------------------------------  Officer, Treasurer (Principal
                  ARTHUR L. FATUM                    Financial Officer and Principal
                                                     Accounting Officer)