Form 10-Q
period 1999-04-04
PICTURETEL CORP
filed 1999-05-19
CIK 755095

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

FOR THE QUARTER ENDED APRIL 4, 1999                COMMISSION FILE NUMBER 1-9434

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

As of May 7, 1999, there were outstanding 40,302,942 shares of common stock of the registrant.

===============================================================================

                             PICTURETEL CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                              PAGE
                                                              ----
PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
     Consolidated Balance Sheets
          April 4, 1999 and December 31, 1998...............      3

     Consolidated Statements of Operations
          Three months ended April 4, 1999 and March 29,
          1998..............................................      4

     Consolidated Statements of Cash Flows
          Three months ended April 4, 1999 and March 29,
          1998..............................................      5

     Notes to Consolidated Financial Statements.............   6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................  11-18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................     19

Item 2.  Changes in Securities..............................     20

Item 6.  Exhibits and Reports on Form 8-K...................     20

Signatures..................................................     21

                             PICTURETEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              APRIL 4,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
                                        ASSETS
Current assets:
     Cash and cash equivalents..............................  $ 59,908      $ 62,642
     Marketable securities..................................    51,782        38,078
     Accounts receivable, less allowance for doubtful
      accounts of $6,405 and $5,392 at April 4, 1999 and
      December 31, 1998, respectively.......................    71,227        78,995
     Inventories, net.......................................    37,614        30,256
     Other current assets...................................     8,980         8,692
                                                              --------      --------
          Total current assets..............................   229,511       218,663
Property and equipment, net.................................    94,356        95,655
Capitalized software costs, net.............................    18,199        20,484
Goodwill, net...............................................     5,063         5,336
Other assets................................................    11,585        12,856
                                                              --------      --------
          Total assets......................................  $358,714      $352,994
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings..................................  $     --      $    881
     Accounts payable.......................................    23,107        32,777
     Accrued compensation and benefits......................     8,218        11,214
     Accrued expenses.......................................    37,244        35,316
     Current portion of capital lease obligations...........     2,775         3,537
     Deferred revenue.......................................    27,953        22,616
                                                              --------      --------
          Total current liabilities.........................    99,297       106,341
Capital lease obligations...................................    55,895        56,411
Commitments and contingencies (Notes 5 and 8)
Stockholders' equity:
     Convertible, preferred stock, $.01 par value;
      15,000,000 shares authorized; 4,478,708 shares
      outstanding at April 4, 1999..........................        45            --
     Common stock, $.01 par value; 80,000,000 shares
      authorized; 40,282,961 shares outstanding at April 4,
      1999 and 40,067,771 shares outstanding at December 31,
      1998..................................................       403           400
     Treasury stock, 70,000 shares..........................      (556)           --
     Additional paid-in capital.............................   254,374       222,230
     Accumulated deficit....................................   (56,224)      (30,254)
     Accumulated other comprehensive income (loss)..........     5,480        (2,134)
                                                              --------      --------
          Total stockholders' equity........................   203,522       190,242
                                                              --------      --------
          Total liabilities and stockholders' equity........  $358,714      $352,994
                                                              ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              APRIL 4,    MARCH 29,
                                                                1999        1998
                                                              --------    ---------
Revenues....................................................  $ 76,194    $101,045
Cost of revenues............................................    51,972      55,158
                                                              --------    --------
Gross margin................................................    24,222      45,887
Operating expenses:
     Selling, general and administrative....................    32,362      32,810
     Research and development...............................    17,523      16,899
                                                              --------    --------
          Total operating expenses..........................    49,885      49,709
                                                              --------    --------
Loss from operations........................................   (25,663)     (3,822)
Interest income, net........................................       199         448
Other income, net...........................................       515         325
                                                              --------    --------
Loss before income tax expense (benefit)....................   (24,949)     (3,049)
Income tax expense (benefit)................................     1,021        (884)
                                                              --------    --------
Net loss....................................................   (25,970)     (2,165)
Preferred stock accretion...................................     1,434          --
                                                              --------    --------
Net loss applicable to common shareholders..................  $(27,404)   $ (2,165)
                                                              ========    ========
Net loss per common share -- basic..........................  $  (0.68)   $  (0.06)
                                                              ========    ========
Net loss per common share -- diluted........................  $  (0.68)   $  (0.06)
                                                              ========    ========
Weighted average shares outstanding -- basic................    40,218      38,092
                                                              ========    ========
Weighted average shares outstanding -- diluted..............    40,218      38,092
                                                              ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              APRIL 4,    MARCH 29,
                                                                1999        1998
                                                              --------    ---------
Cash flows from operating activities:
  Net loss..................................................  $(25,970)    $(2,165)
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
     Depreciation and amortization..........................     9,299       5,741
     Bad debt reserves......................................     1,401          --
     Inventory reserves.....................................       810          --
     Other non-cash items...................................       128         616
  Changes in operating assets and liabilities:
     Accounts receivable....................................     5,393       7,184
     Inventories............................................    (8,364)        327
     Other current assets...................................      (173)     (1,192)
     Accounts payable.......................................    (9,428)     (2,419)
     Accrued compensation and benefits and accrued
      expenses..............................................      (710)       (315)
     Deferred revenue.......................................     5,560      (1,441)
                                                              --------     -------
Net cash provided by (used in) operating activities.........   (22,054)      6,336
Cash flows from investing activities:
  Purchase of marketable securities.........................   (41,606)    (36,615)
  Proceeds from marketable securities.......................    36,333      25,221
  Additions to property and equipment.......................    (4,974)     (4,620)
  Capitalized software costs................................        --      (1,457)
  Purchase of other assets..................................        --         (99)
                                                              --------     -------
Net cash used in investing activities.......................   (10,247)    (17,570)
Cash flows from financing activities:
  Net proceeds from foreign lines of credit.................        --         748
  Payments on short-term/long-term borrowings...............      (850)         --
  Principal payments under capital lease obligations........    (1,284)       (418)
  Common stock repurchase...................................      (556)         --
  Proceeds from preferred stock issuance....................    30,500          --
  Proceeds from exercise of stock options...................       902         624
  Proceeds from stock purchase plan.........................       790         878
                                                              --------     -------
Net cash provided by financing activities...................    29,502       1,832
Effect of exchange rate changes on cash.....................        65      (1,544)
                                                              --------     -------
Net decrease in cash and cash equivalents...................    (2,734)    (10,946)
Cash and cash equivalents at beginning of period............    62,642      49,859
                                                              --------     -------
Cash and cash equivalents at end of period..................  $ 59,908     $38,913
                                                              ========     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             PICTURETEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  MANAGEMENT'S REPRESENTATION

     As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all the disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 31, 1999.

     In the opinion of the management of PictureTel Corporation, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position at April 4, 1999 and the results of operations and changes in cash flow for the three months ended April 4, 1999.

     The results disclosed in the Consolidated Balance Sheet at April 4, 1999 and the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three months ended April 4, 1999 are not necessarily indicative of the results to be expected for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and also affect the reported amounts of revenues and expenses during the reporting period. The financial statements include significant estimates of the net realizable value of accounts receivable, inventory and capitalized software and the amount of certain contingent liabilities. Actual results could differ from those estimates.

2.  INVENTORIES

     Inventories, net consist of the following (in thousands):

                                                           APRIL 4,   DECEMBER 31,
                                                             1999         1998
                                                           --------   ------------
Purchased Parts..........................................  $ 2,054      $ 2,609
Work in Process..........................................    1,350        1,399
Finished Goods...........................................   34,210       26,248
                                                           -------      -------
                                                           $37,614      $30,256
                                                           =======      =======

                             PICTURETEL CORPORATION

3.  EARNINGS PER SHARE

     The following table reconciles the numerator and the denominators of the basic and diluted EPS computations shown on the Consolidated Statements of Operations (in thousands, except per share data):

                                                         FOR THE THREE MONTHS ENDED
                                                         ---------------------------
                                                          APRIL 4,        MARCH 29,
                                                            1999            1998
                                                         ----------      -----------
BASIC EPS COMPUTATION:
Numerator:
     Net loss..........................................   $(25,970)        $(2,165)
     Preferred stock accretion.........................      1,434              --
                                                          --------         -------
     Total.............................................   $(27,404)        $(2,165)
                                                          ========         =======
Denominator:
     Weighted average common shares outstanding........     40,218          38,092
                                                          ========         =======
Basic EPS..............................................   $  (0.68)        $ (0.06)
                                                          ========         =======
DILUTED EPS COMPUTATION:
Numerator:
     Net loss..........................................   $(25,970)        $(2,165)
     Preferred stock accretion.........................      1,434              --
                                                          --------         -------
     Total.............................................   $(27,404)        $(2,165)
                                                          ========         =======
Denominator:
     Weighted average common shares outstanding........     40,218          38,092
     Stock options, preferred stock, warrants..........         --              --
                                                          --------         -------
     Total Shares......................................     40,218          38,092
                                                          ========         =======
Diluted EPS............................................   $  (0.68)        $ (0.06)
                                                          ========         =======

     Options to purchase shares of the Company's common stock of 7,373,874 and 5,972,190 were outstanding at April 4, 1999 and March 29, 1998, respectively, but were not included in the computation of diluted EPS because they were antidilutive due to the net losses sustained in 1999 and in 1998. Warrants for the Company's common stock of 2,723 and 4,478,708 shares of the Company's convertible, preferred stock were outstanding at April 4, 1999 but were not included in the computation of diluted EPS because they were antidilutive due to the loss sustained in 1999.

4.  COMPREHENSIVE LOSS

     The Company in fiscal year 1998 adopted FASB 130, Reporting Comprehensive Income. The calculation of comprehensive income includes the loss as reported in the Consolidated Statements of Operations for the first quarter of 1999 and 1998, the gains and losses on foreign currency translation adjustments and unrealized gains and losses on marketable securities. Total comprehensive loss for the three months ended April 4, 1999 was $18,356,000 and total comprehensive loss for the comparable period in 1998 was $3,710,000. The change from December 31, 1998 to April 4, 1999 in accumulated other comprehensive income was a gain of $8,423,000 in marketable securities and a loss of $809,000 in cumulative translation adjustments.

                             PICTURETEL CORPORATION

5.  DEBT

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

     At April 4, 1999, no borrowings were outstanding under this credit agreement. In addition, the Company has $28,762,000 of outstanding standby letters of credit under this agreement. Fees for letters of credit outstanding against this revolving credit line were amended and are now payable at two and one-eighth percent per annum of the face amount. The revolving credit agreement is collateralized by cash and cash equivalents and contains certain financial covenants, including the maintenance of certain financial ratios and minimum net income (loss) requirements.

     At April 4, 1999, the Company was out of compliance with two of the debt covenants. The Company received waivers from the banks regarding those covenants and is retroactively in compliance. The Company's quarterly operating results for the remainder of the agreement term are likely to be out of compliance with the credit line's financial covenants. Effective March 26, 1999, the banks informed the Company that they would not renew the Company's letters of credit, outstanding under this agreement, as they come due. The letters of credit, which relate to security for certain of the Company's facility leases, come due as follows: $12,500,000 on June 24, 1999, $9,012,000 on July 31, 1999 and
$7,250,000 on September 12, 1999. In addition, effective May 19, 1999, the respective banks have informed the Company that they will not provide additional short-term lending under this agreement.

     The Company is considering alternatives for the letters of credit including refinancing the loan, seeking alternative issuers of letters of credit or cash collateral. In the event that such letters of credit expire and are not renewed, the Company's cash would be reduced by the amount of the letters of credit.

     Local lines of credit are available for short-term advances of up to $5,300,000 to certain of the Company's foreign subsidiaries. Two of these lines are guaranteed by the Company. The agreements require interest payable ranging from the bank's prime lending rate plus up to one quarter of one percent per annum. No borrowings were outstanding against these local lines of credit at April 4, 1999.

6.  CAPITAL TRANSACTION

     On January 19, 1999, the Company announced it had entered into a distribution and joint development agreement with Intel Corporation. On February 17, 1999, Intel invested $30.5 million in the Company, acquiring approximately 10% of the Company's equity through convertible preferred stock. The two companies will develop videoconferencing and collaborative products based on a common PC-based technology platform. Under terms of the agreement, Intel will provide the Company with distribution rights to sell the Intel ProShare(R) Video System 500 and exclusive worldwide distribution rights to sell and support the Intel(R)TeamStation(TM) System.

     The convertible Preferred Stock issued to Intel Corporation is non-voting and preferred with respect to dividend rights and liquidation preference to the Company's Common Stock. Additionally, each share of the Preferred Stock has the right to convert to one share of common stock.

     The terms of the convertible Preferred Stock are set forth in the Amendment to the Certificate of Incorporation filed as Exhibit 3.1.1 to this 10-Q.

                             PICTURETEL CORPORATION

7.  SEGMENT INFORMATION

     The Company has determined that its reportable segments are videoconferencing products, videoconferencing services and audioconferencing. The videoconferencing products segment develops, manufactures and markets visual communications systems and collaboration software. The videoconferencing services segment provides services for the videoconferencing products. The audioconferencing segment develops, manufactures, markets and services multipoint control units.

                                           VIDEO-         VIDEO-
                                        CONFERENCING   CONFERENCING      AUDIO-
                                          PRODUCTS       SERVICES     CONFERENCING    OTHER     TOTAL
                                        ------------   ------------   ------------   -------   --------
QUARTER ENDED APRIL 4, 1999:
Revenues from external customers......    $ 53,838       $16,780         $5,576      $    --   $ 76,194
Operating income (loss)...............    $(22,735)      $ 1,570         $  423      $(4,921)  $(25,663)
QUARTER ENDED MARCH 29, 1998:
Revenues from external customers......    $ 81,512       $13,853         $5,680      $    --   $101,045
Operating income (loss)...............    $ (2,616)      $ 1,041         $2,223      $(4,470)  $ (3,822)

     The classification "Other" consists of corporate administrative functions, which are excluded from the videoconferencing products, videoconferencing services and audioconferencing segments for management decision making.

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

8.  LITIGATION

  A.  Datapoint Litigation

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleged that certain of PictureTel's products infringed patent rights allegedly owned by Datapoint. On April 9, 1998 a jury returned a verdict in favor of PictureTel finding that PictureTel did not infringe the Datapoint patents and that the Datapoint patent claims raised against PictureTel were invalid. On May 3, 1999 an appeals hearing took place with regards to this litigation. While there can be no assurance that the outcome of the appeal will be in favor of the Company, the Company believes that it presented meritorious defenses to the appeal.

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

     The original complaints were filed following the Company's announcement on September 19, 1997 that it would restate its financial results for the first quarter of the fiscal year ending December 31, 1997 and the last two quarters of the fiscal year ending December 31, 1996 and were amended when the Company announced on November 13, 1997 that it would also restate the second quarter of the fiscal year ending December 31, 1997. The consolidated complaint alleges that PictureTel and Messrs. Gaut and Strauss violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, during the period from October 17, 1996 through November 13, 1997, through the alleged preparation and dissemination of

                             PICTURETEL CORPORATION
materially false and misleading financial statements which artificially inflated the price of PictureTel Common Stock. The consolidated complaint seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses.

     On April 7, 1998, the Company filed a motion to dismiss the complaint. On October 28, 1998, the motion to dismiss Norman E. Gaut was granted and the motion to dismiss PictureTel and Les Strauss was denied. Limited discovery has occurred, and the Company expresses no opinion as to the likely outcome. The outcome of this litigation may have a material impact on the Company's financial position, results of operations and cash flows.

  C.  Revnet, Inc.

     On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, Revnet, Inc., which has ceased operations. (Revnet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleges that the Company breached an oral contract. Revnet is seeking $200,000,000 in damages. Discovery has recently begun. The Company believes that the complaint and the claim for damages are without merit and intends to vigorously defend itself against them.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company's Statement of Operations for each period:

                                                             THREE MONTHS ENDED
                                                           -----------------------
                                                           APRIL 4,      MARCH 29,
                                                             1999          1998
                                                           --------      ---------
Revenues.................................................     100%          100%
Cost of revenues.........................................    68.2          54.6
Gross margin.............................................    31.8          45.4
Selling, general and administrative......................    42.5          32.5
Research and development.................................    23.0          16.7
Total operating expenses.................................    65.5          49.2
Income (loss) from operations............................   (33.7)         (3.8)
Interest income, net.....................................     0.3           0.5
Other income, net........................................     0.7           0.3
Income (loss) before taxes...............................   (32.7)         (3.0)
Income tax expense (benefit).............................     1.4          (0.9)
Net income (loss)........................................   (34.1)         (2.1)
Preferred stock accretion................................    (1.9)           --
Net loss available to common shareholders................   (36.0)         (2.1)

THREE MONTHS ENDED APRIL 4, 1999 COMPARED TO THREE MONTHS ENDED MARCH 29, 1998

     Revenues. The Company's first quarter 1999 revenues of $76,194,000 decreased $24,851,000, or 25%, from first quarter 1998 levels. Lower videoconferencing products volume and lower average selling prices, as discussed below in "Videoconferencing Products," account for the decline. Revenues from sales to foreign markets were approximately 48% of total revenues in both periods.

     Gross Margin. Overall gross margin declined $21,665,000, or 47%, in the first quarter of 1999 compared to the first quarter of 1998. Gross margin as a percentage of revenue was 32% versus 45% in the first quarters of 1999 and 1998, respectively. The decrease was caused by lower average selling prices coupled with higher per unit costs due to lower volume in videoconferencing products.

     Operating Expenses. First quarter 1999 operating expenses of $49,885,000 were flat compared with the comparable prior year period. However, as a percentage of revenue, operating expenses increased to 65.5% from 49.2% as a result of the decline in revenue.

     Selling, General and Administrative. First quarter 1999 selling, general, and administrative expenses of $32,362,000 were approximately 1% lower than first quarter 1998 due to cost reduction efforts partially offset by higher real estate costs and a $900,000 gain associated with the collection of a previously written-off receivable. However, as a percentage of revenue, selling, general and administrative increased to 42.5% from 32.5% as a result of the decline in revenue.

     The Company expects to record a charge of approximately $2,500,000 in the second quarter related to subleasing certain excess real estate.

     Research and Development. First quarter 1999 research and development expenses of $17,523,000 were approximately 4% higher than in the previous year. New product development expenditures at Starlight, which was acquired in the fourth quarter of last year, and in the audioconferencing segment, coupled with decreased capitalization of software development costs, account for the higher expenses. The Company capitalized $1,457,000 of software development costs in the first quarter of 1998. No such costs were capitalized in the first quarter of 1999 as no current projects in progress had achieved technological feasibility.

     Videoconferencing Products. First quarter 1999 revenues for this segment, which develops, manufactures, and markets visual communications systems and collaboration software totaled $53,838,000. This represents a $27,674,000, or 34%, decrease from first quarter 1998 levels. Lower unit volumes and lower average selling prices were responsible. Average selling prices were lower across all product lines versus 1998, with this trend expected to continue as the Company adjusts its prices in response to competitive pressures.

     Total videoconferencing system units decreased 18% versus the prior year, with group system volume declining by 33% and desktop/personal system volume off by 5%. Lower Concorde shipments and a decision to suspend distribution of Swiftsite II, the Company's newly introduced compact system, until certain software problems are resolved, accounted for the decreased group system volume. The Company has deferred revenue recognition on all Swiftsite II shipments until an improved version of the software is available, which is currently expected to occur in the second quarter. As a result, nearly 40% of the revenue decline and a major portion of the increase of finished goods inventory is associated with this Swiftsite II revenue deferral.

     The videoconferencing products segment generated an operating loss of $22,735,000 during the quarter compared to a $2,616,000 operating loss in the first quarter of 1998. Lower revenue and decreased gross margin as a percent of revenue account for the profitability decrease. Compared with the previous year's first quarter, gross margin as a percentage of revenue declined 16 percentage points to 32%. The primary reasons for the decreased gross margin percentage were lower average sales prices, excess overhead absorption associated with lower volumes and capitalized software amortization related to Swiftsite II and completed technology purchased in the fourth quarter 1998 related to the Starlight acquisition. First quarter 1999 operating expenses decreased 5% from prior year levels because of ongoing cost reduction efforts partially offset by the Starlight acquisition's operating costs and a reduction in internal software development capitalization.

     Videoconferencing Services. The videoconferencing services segment provides maintenance as well as professional consulting and management services for videoconferencing products sold by the Company and its competitors. First quarter 1999 revenues grew from $13,853,000 in 1998 to $16,780,000 in 1999, as both maintenance and professional service revenues increased 21%.

     Operating profits were $1,570,000 during 1999's first quarter compared with $1,041,000 in the comparable prior year period. Revenue growth is the main reason for the 50% improvement.

     Audioconferencing. The audioconferencing segment develops, manufactures, markets, and services multipoint audioconferencing control units. First quarter 1999 segment revenues totaled $5,576,000 and were essentially flat with comparable 1998 results.

     Operating income decreased from $2,223,000 in the first quarter of 1998 to $423,000 in the first quarter of 1999, primarily because of increased research and development spending on enhancing existing products and developing next generation products.

     Income Taxes. The Company's effective income tax rate was 4% in the first quarter of 1999 compared with 29% in the comparable period in 1998. The decrease in the effective tax rate is due to the Company's recording a full valuation allowance against net deferred tax assets in the fourth quarter of 1998 and continued uncertainty as to future realization of those assets. The effective tax rate in 1999 relates to foreign and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At April 4, 1999 the Company had $59,908,000 in cash and cash equivalents and $51,782,000 in short-term marketable securities. The primary uses of cash during the first quarter of 1999 were expenditures for normal operations, the increase of inventory of $8,364,000 and the decrease in accounts payable of $9,428,000. The principal sources of cash were the receipt of $30.5 million of cash from the issuance of preferred stock and the decrease in trade receivables of $5,393,000. The increase in marketable securities was due primarily to the increase in value of one equity security.

     At April 4, 1999, no borrowings were outstanding under the Company's credit agreement with its banks. However, the Company has $28,762,000 of outstanding standby letters of credit under this agreement. Fees for letters of credit outstanding against this revolving credit line were amended and are now payable at two and one-eighth percent per annum of the face amount. The revolving credit agreement is collateralized by cash and cash equivalents and contains certain financial covenants, including the maintenance of certain financial ratios and minimum net income (loss) requirements.

     At April 4, 1999, the Company was out of compliance with two of the debt covenants. The Company received waivers from the banks regarding those covenants and is retroactively in compliance. The Company's quarterly operating results for the remainder of the agreement term are likely to be out of compliance with the credit line's financial covenants. Effective March 26, 1999, the banks informed the Company that they would not renew the Company's letters of credit, outstanding under this agreement, as they come due. The letters of credit, which relate to security for certain of the Company's facility leases, come due as follows: $12,500,000 on June 24, 1999, $9,012,000 on July 31, 1999 and
$7,250,000 on September 12, 1999. In addition, effective May 19, 1999, the respective banks have informed the Company that they will not provide additional short-term lending under this agreement.

     The Company is considering alternatives for the letters of credit including refinancing the loan, seeking alternative issuers of letters of credit or cash collateral. In the event that such letters of credit expire and are not renewed, the Company's cash would be reduced by the amount of the letters of credit.

     Local lines of credit are available for short-term advances of up to $5,300,000 to certain of the Company's foreign subsidiaries. Two of these lines are guaranteed by the Company. The agreements require interest payable ranging from the bank's prime lending rate plus up to one quarter of one percent per annum. No borrowings were outstanding against these local lines of credit at April 4, 1999.

     The Company has operating leases for various rented properties. The Company signed an agreement to sublease the facility at Riverside Drive in Andover in May, 1999 as part of its space consolidation efforts. As of April 4, 1999, the remaining obligation under this operating lease was $8,900,000. After giving effect to expected sublease income, this obligation is $5,500,000. As a result of lease obligations in excess of sublease income over the term of the sublease and other charges related to the transaction, the Company expects to record a charge of approximately $2,500,000 in the second quarter of 1999.

     In October 1998, the Board of Directors authorized a plan to repurchase up to 1,000,000 shares of the Company's Common Stock in open market, privately negotiated or other transactions. During the three month period ended April 4, 1999, the Company repurchased 70,000 shares at a cost of $556,000. The Company has no definitive plans to repurchase the remainder of the shares.

     The Company believes that funds from operations, equipment lease financing and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's operating, investing and financing requirements for the foreseeable future.

RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS

     The following risk factors relating to the business of PictureTel and certain forward looking statements contained herein, should be considered by current and prospective investors of PictureTel stock. These factors should be considered in conjunction with other information contained in this document.

     New Products, Cost Reductions, Technological Change, and Evolving
Markets. The Company is engaged in an industry that is still emerging as a result of extensive research and development efforts and which continues to bring to market new, more technologically advanced products introduced on an accelerated basis. Simultaneously, the larger telecommunications market is in a heightened competitive state due to deregulation throughout the world. In order to maintain its market share leadership role in this fast-paced emerging market, the Company must continue to introduce, through internal development or by acquisition, significant innovative, technologically leading and cost-competitive products. There can be no assurance that such new products will be introduced by the Company, or if introduced, will be accepted by the market and its customers. In November 1998, the Company acquired all of the common stock of Starlight Networks, Inc. Starlight develops, manufactures and markets streaming video that enables live, interactive multicast video-on-demand. There can be no assurance that the integration of Starlight will be successful or produce products which will be accretive to the Company's results of operations and financial condition. In January 1999, the Company entered into a distribution and joint product development agreement with Intel Corporation. The two companies will develop videoconferencing and collaborative products based on a common PC-based technology platform. There can be no assurance that the partnership will be successful or produce products which will be accretive to the Company's results of operations and financial condition. In addition to offering products that operate in an integrated service digital network (ISDN) environment, the Company and its competitors are exploring continued development of products and services for new technologies and networks, such as the Internet and corporate intranets or LANs. The industry standards for such new technologies and networks, however, are still in the early stages of development, which the Company believes has led to customer uncertainty and, accordingly, a slowdown in the growth of the general market for videoconferencing products. As a result of customer preferences, the Company has also experienced over the past year a shift in its sales model to videoconferencing systems with lower average selling prices. There can be no assurance that the Company will be successful in implementing cost reductions for all of its products or in developing and marketing suitable new products and related services with attractive margins for these new technologies and networks. The possible transition, migration and/or convergence of technologies is difficult to predict and could have profound implications for the industry and the business of the Company. Further, there is significant risk that existing products could be rendered obsolete due to changing technology. The failure of the Company to develop and market new products on a timely basis or to enhance its existing products or to respond effectively to technological changes, new industry standards or product announcements by competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. In its established businesses of group and desktop/personal videoconferencing products, the Company competes with a number of corporations, such as Polycom, RSI Systems, Sony, Tandberg, VTEL and VCON. In the developing businesses of network-based videoconferencing systems and audioconferencing systems, a number of corporations such as Lucent and Cisco have begun to offer competitive products. In addition, partnerships between corporations, which compete with the Company, and corporations which develop and market network products, as well as mergers among competitors, are intensifying competition in the marketplace. This increased competition, together with a slowdown in the growth of the general market for videoconferencing products, has led and may continue to lead to increases in the defection or dilution of the Company's distribution channel partners to competitors, decreases in average selling prices and margins in both group and desktop/personal videoconferencing products, and a lower segment market share by the Company for products and services in the emerging area of network-based visual collaboration. In some cases, the Company competes with its channel partners for various services, which increases the complexity of channel management. In addition, competitors may offer network visual collaboration software solutions or incorporate standard algorithms into processor chips free of additional charge, which may reduce the value the Company's technology provides to the market, especially in its lower end videoconferencing products. In addition, the prices which the Company is able to charge for its videoconferencing products and services may further decrease from historical levels as a result of new product introductions by competitors, price competition, technological advances, or otherwise. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Recent History of Losses. The Company reported a 25% decrease in revenues for the quarter ended April 4, 1999 as compared to revenues for the quarter ended March 29, 1998 and an increase in net loss from $2,165,000 to $25,970,000.

     The Company had revenues of $406,152,000 and $466,425,000 for the year ended December 31, 1998 and December 31, 1997, respectively, and net losses of $55,679,000 and $39,398,000, respectively. Included in the results for the year ended December 31, 1998 were charges totaling $9,957,000 related to discontinuing a video network server product line and the write-down of certain inventory and fixed assets and a valuation allowance for deferred taxes of $35,141,000. The Company recorded other charges in the year ended December 31, 1997 to bring expenses into line with its lower level of revenues and a lower expected rate of growth. Revenues and prospects for growth have been impacted by, among other things, the decline in the average selling price for several PictureTel products, a decline in the profitability of the industry, a slowdown in the general market for videoconferencing products, a suspension of Swiftsite II distribution, as discussed in the results of operations above, and also in part resulting from the perceived uncertainty of customers with respect to the compatibility of existing products of the Company and its competitors with expected new multimedia videoconferencing products utilizing the Internet and LAN systems. Continued lower operating results will impact the Company's ability to remain in compliance with covenants under its existing revolving credit agreement. Further, there can be no assurance that the Company can return to the level of revenues or profits in relation to net sales experienced in years prior to the year ended December 31, 1997.

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

     International Operations. Revenues related to international operations of the Company totaled approximately 48% of revenue for both periods ended April 4, 1999 and March 29, 1998 and 43% of total revenues for both the years ended December 31, 1998 and 1997, respectively. Management of the Company expects international revenues to continue to constitute a significant portion of total revenues in future periods. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, financial condition, results of operations or cash flows could be materially adversely affected. The Company's sales to international distributors are denominated in U.S. dollars in order to minimize risks associated with fluctuating foreign currency rates. An increase in the value of the U.S. dollar relative to other currencies, however, could make the Company's product more expensive and, therefore, potentially less competitive in foreign markets. Sales by the Company's foreign subsidiaries are generally made in the foreign subsidiary's local currency, in which case fluctuations in the value of the U.S. dollar relative to such other currencies could have a material adverse effect on the operating results of the Company. Currently, the Company employs various currency hedging strategies to reduce these risks. In addition, a significant portion of the Company's revenue is derived from Asian markets. Given the current general weakness in the Asian markets, there can be no assurance that the Company will be able to sustain current revenue levels or growth in such markets. There can be no assurance that the above factors will not have a material adverse effect on the Company's future international sales and, consequently, on its business, financial condition, results of operations or cash flows.

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

     Year 2000 Readiness Disclosure. The Company has formed an internal compliance team to evaluate its internal information technology infrastructure and application systems ("IT Systems") and other non-IT infrastructure systems ("Non-IT Systems") to determine whether such systems will operate correctly with regard to the import, export, and processing of date information, including correct handling of leap years, in connection with the change in the calendar year from 1999 to 2000 (the "Year 2000 Issue"), and to evaluate the Year 2000 Issue with respect to the systems of third party partners and suppliers with which the Company has a material relationship ("Third Party Systems").

     The Company expects to complete in the second quarter of 1999 a comprehensive IT Systems inventory analysis and risk assessment. As previously planned and budgeted, the Company completed the upgrade of its core domestic IT Systems to incorporate additional desired features and functionality and is now testing the Year 2000 compliance of the customizations to the software. The Company expects to complete this process as planned by June 30, 1999. IT systems at several foreign subsidiaries will be converted to the IT systems used domestically by the end of July, 1999. Systems supporting MultiLink will likely be replaced in 1999 in order to achieve Year 2000 compliance. The Company currently estimates an additional $1,200,000 of 1999 IT system remediation costs based on its assessment to date. To the extent, however, that such upgrades are not completed in a timely manner, the Company's operations, financial condition, results of operations or cash flows could be materially adversely affected.

     The Company also expects to complete a Non-IT Systems inventory analysis and risk assessment in the second quarter of 1999. The costs of any remediation actions required in order to be Year 2000 compliant have not been identified at this time. As the Company believes the number of mission critical Non-IT Systems is relatively small, the Company does not expect that any additional costs of addressing the Year 2000 Issue for Non-IT Systems will have a material adverse impact on its operations or its financial position, results of operations or cash flows.

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

     The Company estimates it will spend a total of $433,000 on inventory analysis and risk assessment. To date, the Company has incurred $288,000 of expense relating to inventory analysis and risk assessment. These Year 2000 expenditures are within the Company's planned organizational budgets and include the cost of independent Year 2000 solution providers. Year 2000 expenditures for IT Systems, Non-IT Systems and Third Party Systems do not reflect the cost to the Company of internal resources working on the Year 2000 Issue and do not reflect planned upgrades or planned replacement systems which may have a positive impact on resolving the Year 2000 Issue. The Company expects to complete its risk assessment and cost estimate relating to the Year 2000 Issue no later than the end of May, 1999 and to develop a high-level contingency plan relating to the remediation and prioritization of its IT Systems, Non-IT Systems and Third Party Systems shortly thereafter. As of April 4, 1999, no IT Systems projects have been deferred due to problems associated with the Year 2000 Issue.

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

     Euro. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and established the euro, making the euro their common legal currency on that date. Based on a recent assessment, the euro conversion has not had and is not anticipated to have a material impact on the Company's business.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  A.  Datapoint Litigation

     In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleged that certain of PictureTel's products infringed patent rights allegedly owned by Datapoint. On April 9, 1998 a jury returned a verdict in favor of PictureTel finding that PictureTel did not infringe the Datapoint patents and that the Datapoint patent claims raised against PictureTel were invalid. On May 3, 1999 an appeals hearing took place with regard to this litigation. While there can be no assurance that the outcome of the appeal will be in favor of the Company, the Company believes that it presented meritorious defenses to the appeal.

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

     On April 7, 1998, the Company filed a motion to dismiss the complaint. On October 28, 1998, the motion to dismiss Norman E. Gaut was granted and the motion to dismiss PictureTel and Les Strauss was denied. Limited discovery has occurred, and the Company expresses no opinion as to the likely outcome. The outcome of this litigation may have a material impact on the Company's financial position, results of operations and cash flows.

  C.  Revnet, Inc.

     On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, Revnet, Inc., which has ceased operations. (Revnet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleges that the Company breached an oral contract. Revnet is seeking $200,000,000 in damages. Discovery has recently begun. The Company believes that the complaint and the claim for damages are without merit and intends to vigorously defend itself against them.

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

ITEM 2.  CHANGES IN SECURITIES

     (a) The rights of the common stock are materially limited or qualified by the issue of non-voting, convertible Series A Preferred Stock to Intel Corporation with respect to preferred dividend rights and liquidation preference of said Series A Preferred Stock.

     On the date hereof each outstanding share of the Series A Preferred has the right to convert to one share of common, see the terms of the Series A Preferred Stock as set forth in the Amendment to the Certificate of Incorporation filed as
Exhibit 3.1.1 to this Report.

     (b) On February 17, 1999, the Company sold 4,478,708 shares of Series A Preferred Stock to Intel Corporation for cash of $30,500,000. The Company expects to use the proceeds to accelerate growth of videoconferencing worldwide, especially in the use of videoconferencing products. The securities were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) as a private placement, accompanied by an investment representation by Intel Corporation.

     The shares of this series of non-voting Series A Preferred Stock, convertible into the same number of shares of PictureTel Common Stock (with anti-dilution protection for stock splits and the like), was established by vote of PictureTel's Board of Directors pursuant to its authority under the Company's Certificate of Incorporation as reported in the Company's January 18, 1999 8-K filing. This represented on an as-converted basis, an investment in approximately 10% of PictureTel Common Stock. This security was sold by PictureTel in consideration of the payment by Intel of cash as described above and Intel's entering into a Distribution and Joint Product Development Agreement with PictureTel. Under the Stock Purchase and Investor Rights Agreement Intel has certain ancillary rights to acquire additional securities of PictureTel in order to maintain, subject to the specified terms and conditions, its percentage ownership of PictureTel's equity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1.1 Certificate of designation, preferences and other rights of the Series A Preferred Stock of PictureTel Corporation, consisting of an Amendment to the Certificate of Incorporation.
        10.1     Employment agreement between PictureTel Corporation and
                 Frazer Hamilton dated June 16, 1998.
        10.2 Change in control agreement between PictureTel Corporation and Frazer Hamilton dated June 22, 1998.
        10.3     Consultant agreement between PictureTel Corporation and Enzo
                 Torresi dated January 5, 1999.
        27.1 Financial Data Schedule for the period ended April 4, 1999 as required by Item 601(c) of Regulation S-K.

     (b) Reports on Form 8-K

     On January 22, 1999, the Company filed a report on Form 8-K to announce it had entered into a distribution and joint development agreement with Intel Corporation. On February 18, 1999, Intel invested $30.5 million in the Company, acquiring approximately 10% of the Company's equity through convertible preferred stock. The two companies will develop videoconferencing and collaborative products based on a common PC-based technology platform. Under terms of the agreement, Intel will provide the Company with distribution rights to sell the Intel ProShare(R) Video System 500 and exclusive worldwide distribution rights to sell and support the Intel(R)TeamStation(TM) System.

                                   SIGNATURE

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PICTURETEL CORPORATION

                                               /s/ ARTHUR L. FATUM
                                    --------------------------------------------
                                                   ARTHUR L. FATUM
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER,
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

May 19, 1999.