Form 10-Q
period 1999-07-04
PICTURETEL CORP
filed 1999-08-18
CIK 755095

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED)

For the quarterly period ended                         July 4, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

For the Quarter ended July 4, 1999	Commission File Number 1-9434

PICTURETEL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	04-2835972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Minuteman Road, Andover, MA	01810
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number:  978-292-5000

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes [X]          No [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

      As of August 6, 1999, there were outstanding 40,402,469 shares of common stock of the registrant.

FRONT COVER
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part II —Other Information
Item1. Legal Proceedings
Item4. Submission of Matters to a Vote of Security Holders
Item6. Exhibits and Reports on Form8-K
SIGNATURE

PICTURETEL CORPORATION

FORM 10-Q

INDEX

Page

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets

July 4, 1999 and December 31, 1998	3
Consolidated Statements of Operations

Three and six months ended July 4, 1999 and June 28, 1998	4
Consolidated Statements of Cash Flows

Six months ended July 4, 1999 and June 28, 1998	5

Notes to Consolidated Financial Statements	6-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-21
PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 6. Exhibits and Reports on Form 8-K	24

Signature	25

PICTURETEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	July 4,	December 31,
	1999	1998

	(unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$44,944	$62,642

Restricted cash	5,000	—

Marketable securities	43,800	38,078

Accounts receivable, less allowance for doubtful accounts of $6,433 and $5,392 at July 4, 1999 and December 31, 1998, respectively	71,723	78,995

Inventories	36,130	30,256

Insurance recovery receivable	9,450	—

Other current assets	8,708	8,692

Total current assets	219,755	218,663

Property and equipment, net	90,876	95,655

Capitalized software costs, net	15,913	20,484

Goodwill, net	4,789	5,336

Other assets	11,108	12,856

Total assets	$342,441	$352,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$—	$881

Accounts payable	22,231	32,777

Accrued compensation and benefits	8,483	11,214

Accrued expenses	40,606	35,316

Accrued litigation settlement	12,000	—

Current portion of capital lease obligations	2,057	3,537

Deferred revenue	26,934	22,616

Total current liabilities	112,311	106,341

Capital lease obligations	55,509	56,411
Commitments and contingencies (Notes 5 and 8)

Stockholders’ equity:

Convertible, preferred stock, $.01 par value; 15,000,000 shares authorized; 4,478,708 shares outstanding at July 4, 1999	45	—

Common stock, $.01 par value; 80,000,000 shares authorized; 40,400,269 shares outstanding at July 4, 1999 and 40,067,771 shares outstanding at December 31, 1998	404	400

Treasury stock, 70,000 shares	(556)	—

Additional paid-in capital	255,282	222,230

Accumulated deficit	(88,057)	(30,254)

Accumulated other comprehensive income (loss)	7,503	(2,134)

Total stockholders’ equity	174,621	190,242

Total liabilities and stockholders’ equity	$342,441	$352,994

      The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended

	July 4,	June 28,	July 4,	June 28,
	1999	1998	1999	1998

Revenues	$85,962	$104,582	$162,156	$205,628

Cost of revenues	58,937	64,309	110,909	119,468

Gross margin	27,025	40,273	51,247	86,160

Operating expenses:

Selling, general and administrative	39,485	36,185	71,847	68,994

Research and development	18,348	14,617	35,871	31,517

Total operating expenses	57,833	50,802	107,718	100,511

Loss from operations	(30,808)	(10,529)	(56,471)	(14,351)

Interest income (expense), net	(363)	553	(164)	1,001

Other income, net	375	5	890	329

Loss before income tax expense (benefit)	(30,796)	(9,971)	(55,745)	(13,021)

Income tax expense (benefit)	1,036	(3,283)	2,057	(4,167)

Net loss	(31,832)	(6,688)	(57,802)	(8,854)

Preferred stock accretion	2,837	—	4,271	—

Net loss applicable to common shareholders	$(34,669)	$(6,688)	$(62,073)	$(8,854)

Net loss per common share — basic	$(0.86)	$(0.17)	$(1.54)	$(0.23)

Net loss per common share — diluted	$(0.86)	$(0.17)	$(1.54)	$(0.23)

Weighted average shares outstanding — basic	40,334	38,308	40,276	38,200

Weighted average shares outstanding — diluted	40,334	38,308	40,276	38,200

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(unaudited)

	Six Months Ended

	July 4,	June 28,
	1999	1998

Cash flows from operating activities:

Net loss	$(57,802)	$(8,854)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	18,163	13,527

Provision for doubtful accounts	1,822	700

Inventory provision	2,435	1,257

Write-down of capitalized software	—	1,586

Write-down of long-lived assets	—	4,210

Deferred taxes, net	—	(4,167)

Other non-cash items	102	885

Changes in operating assets and liabilities:

Accounts receivable	4,136	11,494

Inventories	(8,362)	4,943

Insurance recovery receivable	(9,450)	—

Other current assets	(276)	(3,178)

Accounts payable	(10,213)	(3,739)

Accrued compensation and benefits and accrued expenses	3,011	(2,196)

Accrued litigation settlement	12,000	—

Deferred revenue	4,633	(1,495)

Net cash provided by (used in) operating activities	(39,801)	14,973

Cash flows from investing activities:

Purchase of marketable securities	(73,718)	(76,519)

Proceeds from marketable securities	77,601	56,126

Additions to property and equipment	(7,076)	(7,783)

Capitalized software costs	—	(3,397)

Purchase of other assets	—	(268)

Proceeds from asset disposals	13	—

Net cash used in investing activities	(3,180)	(31,841)

Cash flows from financing activities:

Restricted cash	(5,000)	—

Net payments from foreign lines of credit	—	(186)

Payments on short-term/long-term borrowings	(842)	—

Principal payments under capital lease obligations	(2,395)	(1,372)

Common stock repurchase	(556)	—

Proceeds from preferred stock issuance	30,500	—

Proceeds from exercise of stock options	1,811	1,044

Proceeds from stock purchase plan	790	879

Net cash provided by financing activities	24,308	365

Effect of exchange rate changes on cash	975	282

Net decrease in cash and cash equivalents	(17,698)	(16,221)

Cash and cash equivalents at beginning of period	62,642	49,859

Cash and cash equivalents at end of period	$44,944	$33,638

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Management’s Representation

      As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all the disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 31, 1999.

      In the opinion of the management of PictureTel Corporation, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at July 4, 1999 and December 31, 1998, results of operations for the three and six months ended July 4, 1999 and June 28, 1998 and changes in cash flows for the six months ended July 4, 1999 and June 28, 1998.

      The results disclosed in the Consolidated Balance Sheet at July 4, 1999, the Consolidated Statement of Operations for the three and six months ended July 4, 1999, and the Consolidated Statement of Cash Flows for the six months ended July 4, 1999 are not necessarily indicative of the results to be expected for the full year.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include significant estimates of the net realizable value of accounts receivable, inventory and capitalized software and the amount of certain contingent liabilities. Actual results could differ from those estimates.

2.  Inventories

      Inventories consist of the following (in thousands):

	July 4,	December 31,
	1999	1998

Purchased Parts	$2,982	$2,609

Work in Process	911	1,399

Finished Goods	32,237	26,248

	$36,130	$30,256

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Earnings Per Share

      The following table reconciles the numerator and the denominators of the basic and diluted EPS computations shown on the Consolidated Statements of Operations (in thousands, except per share data):

	For the three		For the six
	months ended		months ended

	July 4,	June 28,	July 4,	June 28,
	1999	1998	1999	1998

Basic EPS Computation:

Numerator:

Net loss	$(31,832)	$(6,688)	$(57,802)	$(8,854)

Preferred stock accretion	2,837	—	4,271	—

Total	$(34,669)	$(6,688)	$(62,073)	$(8,854)

Denominator:

Weighted average common shares outstanding	40,334	38,308	40,276	38,200

Basic EPS	$(0.86)	$(0.17)	$(1.54)	$(0.23)

Diluted EPS Computation:

Numerator:

Net loss	$(31,832)	$(6,688)	$(57,802)	$(8,854)

Preferred stock accretion	2,837	—	4,271	—

Total	$(34,669)	$(6,688)	$(62,073)	$(8,854)

Denominator:

Weighted average common shares outstanding	40,334	38,308	40,276	38,200

Stock options, preferred stock, warrants	—	—	—	—

Total Shares	40,334	38,308	40,276	38,200

Diluted EPS	$(0.86)	$(0.17)	$(1.54)	$(0.23)

      Options to purchase shares of the Company’s common stock of 6,406,873 and 5,970,571 were outstanding at July 4, 1999 and June 28, 1998, respectively, but were not included in the computation of diluted EPS because they were antidilutive due to the net losses sustained in 1999 and in 1998. Warrants for 2,723 shares of the Company’s common stock and convertible preferred stock of 4,478,708 shares were outstanding at July 4, 1999, but were not included in the computation of diluted EPS because they were antidilutive due to the loss sustained in 1999.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Comprehensive Loss

      The Company adopted FASB 130, Reporting Comprehensive Income, in fiscal year 1998. The calculation of comprehensive income includes the loss as reported in the Consolidated Statements of Operations, the gains and losses on foreign currency translation adjustments and unrealized gains and losses on marketable securities.

	Three months ended		Six months ended

	July 4,	June 28,	July 4,	June 28,
	1999	1998	1999	1998

Net loss	$(31,832)	$(6,688)	$(57,802)	$(8,854)

Foreign currency translations, net	871	1,945	62	401

Unrealized gains and losses on marketable securities, net	1,150	3	9,573	4

Comprehensive loss	$(29,811)	$(4,740)	$(48,167)	$(8,449)

5.  Debt

      On June 15, 1999, the Company entered into a new secured revolving credit agreement, expiring June 15, 2001, with a bank group led by Chase Manhattan Bank. The Company has up to $35,000,000 available for borrowing under the new credit agreement. This agreement requires interest payable at either the bank’s base rate or the adjusted eurocurrency rate, plus a margin ranging from 75 basis points to 125 basis points, based upon the financial performance of the Company. Facility fees are also calculated on an annual basis, payable quarterly in advance, in accordance with the same ratio as the interest payable, ranging from 20 basis points to 37.5 basis points. The agreement contains no demand feature and provides that the principal portion of the borrowings be paid by the expiration date.

      At July 4, 1999, no borrowings were outstanding under this credit agreement. However, the Company has $28,095,000 of outstanding standby letters of credit issued under this agreement, which reduces the amount available for borrowing on a dollar for dollar basis. Fees for letters of credit outstanding against this revolving credit line are payable at 125 basis points per annum of the face amount. The revolving credit agreement is collateralized by substantially all the assets of the parent company and certain stock of its subsidiaries. The credit agreement also contains certain financial covenants, including minimum cash and net income (loss) requirements. As of July 4, 1999, the Company was in compliance with all covenants.

      Local lines of credit are available for short-term advances of up to $825,000 to certain of the Company’s foreign subsidiaries. The agreement requires interest payable at the bank’s prime lending rate plus one-quarter of one percent per annum. No borrowings were outstanding against these local lines of credit at July 4, 1999.

      In June 1999, the Company entered into a short-term security agreement with BankBoston. Under this agreement, the Company pledged $5,000,000 of cash and cash equivalents to the bank as collateral for obligations of the Company arising from cash management and foreign exchange services.

6.  Capital Transaction

      On January 19, 1999, the Company announced it had entered into a distribution and joint development agreement with Intel Corporation. On February 18, 1999, Intel invested $30.5 million in the Company, acquiring approximately 10% of the Company’s equity through convertible preferred stock. The two companies will develop videoconferencing and collaborative products based on a common PC-based technology platform. Under the terms of the agreement, the Company has distribution rights to sell the Intel ProShare® Video System 500 and exclusive worldwide distribution rights to sell and support the Intel® TeamStation™ System.

      The convertible preferred stock issued to Intel Corporation is non-voting and preferred with respect to dividend rights and liquidation preference to the Company’s common stock. Additionally, each share of the preferred stock has the right to convert to one share of common stock.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Segment Information

      The Company has determined that its reportable segments are videoconferencing products, videoconferencing services and audioconferencing. The videoconferencing products segment develops, manufactures and markets visual communications systems and collaboration software. The videoconferencing services segment provides maintenance as well as professional, consulting, and management services for the videoconferencing products sold by the Company and its competitors. The audioconferencing segment develops, manufactures, markets and services multipoint audioconferencing control units.

	Video-	Video-
	conferencing	conferencing	Audio-
	Products	Services	conferencing	Other	Total

Three months ended July 4, 1999:

Revenues from external customers	$65,838	$16,109	$4,015	—	$85,962

Operating income (loss)	$(19,685)	$231	$(3,459)	$(7,895)	$(30,808)

Three months ended June 28, 1998:

Revenues from external customers	$84,158	$14,978	$5,446	—	$104,582

Operating income (loss)	$284	$2,600	$1,454	$(14,867)	$(10,529)

Six months ended July 4, 1999:

Revenues from external customers	$119,676	$32,889	$9,591	—	$162,156

Operating income (loss)	$(41,910)	$1,291	$(3,036)	$(12,816)	$(56,471)

Six months ended June 28, 1998:

Revenues from external customers	$165,670	$28,832	$11,126	—	$205,628

Operating income (loss)	$(2,332)	$3,641	$3,677	$(19,337)	$(14,351)

      The classification “Other” consists of corporate administrative functions, which are excluded from the videoconferencing products, videoconferencing services and audioconferencing segments for management decision making.

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

8.  Litigation

  A.  Datapoint Litigation

      In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleged that certain of PictureTel’s products infringed patent rights allegedly owned by Datapoint. On April 9, 1998, a jury returned a verdict in favor of PictureTel finding that PictureTel did not infringe the Datapoint patents and that the Datapoint patent claims raised against PictureTel were invalid. On May 3, 1999, an appeals hearing took place with regard to this litigation. On July 15, 1999 the United States Court of Appeals for the Federal Circuit issued a ruling in favor of PictureTel. The Appellate Court found that all patent claims raised against PictureTel were invalid. This decision effectively closes the lawsuit brought by Datapoint.

  B.  Shareholder Litigation

      Since September 23, 1997, seven class action shareholders’ complaints have been filed against the Company, Norman E. Gaut, Director and former Chairman of the Board and Chief Executive Officer, and Les Strauss, the former Vice President and Chief Financial Officer, in the United States District Court for the District of Massachusetts. The plaintiffs filed a consolidated complaint on February 11, 1998.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The original complaints were filed following the Company’s announcement on September 19, 1997 that it would restate its financial results for the first quarter of the fiscal year ending December 31, 1997 and the last two quarters of the fiscal year ending December 31, 1996 and were amended when the Company announced on November 13, 1997 that it would also restate the second quarter of the fiscal year ending December 31, 1997. The consolidated complaint alleged that PictureTel and Messrs. Gaut and Strauss violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, during the period from October 17, 1996 through November 13, 1997, through the alleged preparation and dissemination of materially false and misleading financial statements which artificially inflated the price of PictureTel Common Stock. The consolidated complaint seeks to recover an unspecified amount of damages, including attorneys’ and experts’ fees and expenses.

      On April 7, 1998, the Company filed a motion to dismiss the complaint. On October 28, 1998, the motion to dismiss Norman E. Gaut was granted and the motion to dismiss PictureTel and Les Strauss was denied.

      On June 17, 1999 the Company announced that it had entered into a settlement agreement with the Plaintiffs. The Settlement provides that the claim against PictureTel and Mr. Straus will be dismissed. In agreeing to the proposed settlement, the Company and Mr. Strauss specifically deny any wrongdoing. The settlement provides for a cash payment of $12 million by the Company, plus interest, after the settlement is final. More than 75% of the settlement amount will be covered by the Company’s insurance. Accordingly, the Company recorded a liability for the litigation settlement of $12 million and an insurance recovery receivable, of approximately $9.5 million, which are included in the consolidated balance sheet at July 4, 1999. The settlement is subject to certain customary conditions, including preliminary and final approval by the United States District court for the District of Massachusetts, and notice to the class. Once the court gives preliminary approval to this settlement, formal notices with details of the settlement will be sent to the purported class members by the Plaintiffs’ counsel.

      In May 1999, the Company was informed that the Securities and Exchange Commission (SEC) had initiated a formal investigation of matters related to the Company’s 1997 restatement of its earnings. PictureTel has been cooperating with the SEC and will continue to do so. The Company expresses no opinion as to the likely outcome. The Company believes that the investigation will not have a material impact on the day-to-day business, nor the present or future prospects of the Company or its subsidiaries.

  C.  Revnet, Inc.

      On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, Revnet, Inc., which has ceased operations. (Revnet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleges that the Company breached an oral contract. Revnet is allegedly seeking $200,000,000 in damages. Discovery is in process. The Company believes that the complaint and the claim for damages are without merit and intends to vigorously defend against them.

      In addition to the above, the Company has also been and is from time to time subject to claims and suits incidental to the conduct of business. There can be no assurance that the Company’s insurance will be adequate to cover all liabilities that may arise out of such claims. Further, although the Company intends to defend itself vigorously against all such claims, the ultimate outcome of the claims cannot be accurately predicted. The Company does not believe that any claim of which it is aware, other than the claims listed above, could result in an outcome that will have a material adverse affect to its business, financial condition, results of operations or cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This document includes forward-looking statements about the Company’s business, revenues and expenses, effective tax rate, and operating and capital requirements. Forward-looking statements made or incorporated by reference herein are not guarantees of future performance. In addition, forward-looking statements may be included in various other PictureTel documents to be issued in the future and in various oral statements by PictureTel representatives to security analysts and investors from time to time. Any forward-looking statements are subject to risks that could cause the actual results to vary materially. Such risks are discussed in “Risk Factors Which May Affect Future Results” and in other related portions of this document.

Business Developments

      On January 19, 1999, the Company announced it had entered into a distribution and joint development agreement with Intel Corporation. On February 18, 1999, Intel invested $30.5 million in the Company, acquiring approximately 10% of the Company’s equity through convertible preferred stock. The two companies will develop videoconferencing and collaborative products based on a common PC-based technology platform. Use of a single architecture is expected to reduce both product and associated support costs. Under the terms of the agreement, the Company has distribution rights to sell the Intel ProShare®Video System 500 and exclusive worldwide distribution rights to sell and support the Intel® TeamStation™ System.

      In mid June 1999, the Company resumed shipping Swiftsite II, after resolving performance issues that resulted in suspension of shipments in the first quarter of 1999. Substantially all of the related Swiftsite II revenue deferred in the first quarter of 1999 was recognized during the second quarter of 1999. The availability of Swiftsite II provides the Company with a videoconferencing product offering in the fastest growing portion of the market.

      In the second quarter of 1999, the Company introduced its Visual Collaboration for the ‘Net (VCN) strategy. In June of 1999, the first two initiatives of this strategy, PictureTel eVideo Application Server and eVideo Services, were introduced. The Company expects the new strategy to make a material contribution to revenues beginning in the year 2000.

      The Intel initiative and VCN are anticipated to have material, long-term positive impacts on the Company. In addition, the Company has been restructuring and reallocating its resources with the goal of reducing its cost of doing business and returning to a profitable position in the year 2000.

      The loss of $34,669,000, or $0.86 per share, for the second quarter of 1999 was an increase from a loss of $6,688,000, or $0.17 per share, in the second quarter of 1998. The loss of $62,073,000, or $1.54 per share, for the six months ended July 4, 1999 was an increase from a loss of $8,854,000, or $0.23 per share, for the six months ended June 28, 1998. Price erosion, as the Company adjusted its prices downward to meet competition, and a shift to lower end systems were the largest contributing factors to the increased loss for the quarter and six month periods.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company’s Statements of Operations for each period:

	Three Months		Six Months
	Ended		Ended

	July 4,	June 28,	July 4,	June 28,
	1999	1998	1999	1998

Revenues	100%	100%	100%	100%

Cost of revenues	68.6	61.5	68.4	58.1

Gross margin	31.4	38.5	31.6	41.9

Selling, general and administrative	45.9	34.6	44.3	33.6

Research and development	21.3	14.0	22.1	15.3

Total operating expenses	67.2	48.6	66.4	48.9

Loss from operations	(35.8)	(10.1)	(34.8)	(7.0)

Interest income (expense), net	(0.4)	0.6	(0.1)	0.5

Other income, net	0.4	0.0	0.5	0.2

Loss before income tax expense (benefit)	(35.8)	(9.5)	(34.4)	(6.3)

Income tax expense (benefit)	1.2	(3.1)	1.2	(2.0)

Net loss	(37.0)	(6.4)	(35.6)	(4.3)

Preferred stock accretion	3.3	—	2.7	—

Net loss applicable to common shareholders	(40.3)	(6.4)	(38.3)	(4.3)

Three Months Ended July 4, 1999 Compared to Three Months Ended June 28, 1998

      Revenues. Total revenues for the three months ended July 4, 1999 decreased $18,620,000, or 18%, to $85,962,000 from the comparable period in 1998. Lower average selling prices and changes in the product sales mix to sales of products at the lower end of the product line account for the decline, as discussed below in “Videoconferencing Products.” Revenues from sales to foreign markets increased 9 percentage points to 51% in the second quarter of 1999 over the comparable period in 1998.

      Gross Margin. Overall gross margin declined $13,248,000, or 33%, in the second quarter of 1999 compared to the second quarter of 1998. Gross margin as a percentage of revenues was 31.4% in the second quarter of 1999 compared to 38.5% in the second quarter of 1998. The decrease, as a percent of gross margin, was caused by lower average selling prices coupled with an increase in the sales mix of lower margin products and higher fixed costs, including increased amortization of higher software capitalization costs. Gross margin as a percentage of revenues was approximately equal to the first quarter of 1999.

      Selling, General and Administrative. These expenses increased $3,300,000, or 9%, to 45.9% of sales in the second quarter of 1999 from 34.6% of sales in the second quarter of 1998.

      Increased expenses in the second quarter of 1999 resulted from charges for restructuring and severance costs, real estate consolidation costs, and a settlement of the consolidated securities class action lawsuit. Restructuring and severance costs of approximately $1.6 million (including $0.3 million in gross margin) resulted from the elimination of approximately 80 positions. At July 4, 1999, the Company had an accrued restructuring balance of $1.3 million for these costs, which is expected to be paid within the next six months. Real estate consolidation costs of $2.8 million consisted of $1.8 million of net operating lease costs offset by probable sublease income as applicable, and $1 million for the write-off of fixed assets. The settlement of the consolidated securities class action lawsuit was for $2.6 million, net of expected insurance proceeds. These charges more than offset savings that began to be realized from cost reduction programs the Company implemented.

      Selling, general and administrative expenses in the quarter ended July 4, 1999 were $7,123,000 higher than the prior quarter due to real estate consolidation expenses, the shareholder lawsuit and restructuring and severance costs.

      Research and Development. Research and development expenses increased $3,731,000, or 26%, to $18,348,000 from the comparable period in 1998. Higher costs to resolve Swiftsite II performance issues, combined with decreased capitalization of software development costs, the addition of Starlight and higher audioconferencing product development costs contributed to the increase in expenses.

      The Company capitalized $1,940,000 of software development costs in the second quarter of 1998. No such costs were capitalized in the second quarter of 1999 as no current projects in progress had achieved technological feasibility.

      Research and development expenses in the quarter ended July 4, 1999 were $825,000 higher than the prior quarter, but decreased to 21% from 23% as a percentage of revenues.

      Income Taxes. The Company’s effective income tax rate was 3.4% in the second quarter of 1999 compared with a 33% tax benefit in the comparable period in 1998. The decrease in the effective tax rate was due to the Company’s recording a full valuation allowance against net deferred tax assets in the fourth quarter of 1998 and continued uncertainty as to future realization of those assets. The effective tax rate in 1999 relates to foreign and state taxes.

  Videoconferencing Products, Videoconferencing Services and Audioconferencing Segments

      The Company is in transition with its products and allocating its assets to support these products. It is investing in its audioconferencing business (MultiLink), new products being developed with Intel and a new strategic direction to VCN, while at the same time maintaining existing systems. Since the beginning of 1999, the Company has eliminated over 190 positions from the videoconferencing products business while adding 63 positions in MultiLink and the services business. Restructuring and severance costs affected all segments of the Company with videoconferencing products absorbing the majority of this type of charge. Real estate consolidation charges also affected several segments with the majority of this type of charge affecting the audioconferencing segment.

      Videoconferencing Products. The videoconferencing products segment develops, manufactures, and markets visual communications systems and collaboration software. Second quarter 1999 revenues totaled $65,838,000, which represents a $18,320,000, or 22%, decrease from second quarter 1998. Second quarter 1999 revenues increased $12,000,000, or 22% from the first quarter of 1999.

      The revenue decrease in second quarter of 1999 from second quarter of 1998 was caused by lower average selling prices and changes in product sales mix from larger to smaller group systems. Average selling prices were lower across all product lines versus 1998. This trend in lower selling prices is expected to continue as the Company adjusts its prices in response to competitive pressures.

      Total videoconferencing system units sold were flat versus the prior year. Group system volume increased by 60% as a result of Swiftsite II and TeamStation sales, while desktop/personal system volume decreased by 39%. Total units sold of larger group systems, Concordes and Venues, were essentially flat from the first quarter of 1999.

      Swiftsite II, a compact system targeted for the fastest growing part of the videoconferencing market, was introduced by the Company in the first quarter of 1999. Approximately $10 million of Swiftsite II product revenue that had been deferred from the first quarter, pending an improved version of its software, was recognized in the second quarter of 1999 following the release of the improved software.

      The videoconferencing products segment generated an operating loss of $19,685,000 during the second quarter of 1999 compared to a $284,000 operating income in the second quarter of 1998. The primary reasons for the increased loss from the second quarter of 1998 to the second quarter of 1999 were lower average sales prices, the $1.6 million restructuring and severance cost charge, decreased software capitalization, capitalized software amortization related to Swiftsite II and amortization of completed technology purchased in the fourth quarter 1998 in connection with the Starlight acquisition. Losses decreased to 30% of revenue from 42% from the first to the second quarter of 1999.

      Videoconferencing Services. The videoconferencing services segment provides maintenance as well as professional consulting and management services for videoconferencing products sold by the Company and its competitors. Second quarter 1999 segment revenues increased $1,131,000, or 7.6%, to $16,109,000, from second quarter 1998. Revenue in the second quarter 1999 was less than the first quarter of 1999, largely due to the deferral of one large sale of approximately $830,000 that is expected to be realized in the third quarter of 1999.

      Operating income declined from 17.4% to 1.4% of revenues for the second quarter of 1999 from the second quarter of 1998. The decline was caused by increased headcount, higher costs for contracted services, increased provision for spare parts obsolescence and the cost of developing two startup service offerings, which are not yet revenue producing. The Company anticipates service business operating margins will improve in the third quarter as the cost structure is adjusted to match revenue projections.

      Audioconferencing (MultiLink). The audioconferencing segment develops, manufactures, markets, and services multipoint audioconferencing control units. Two major sources of audioconferencing revenues are sales to service bureaus, which are companies that provide use of the equipment to third parties, and enterprise product sales to end-users. Second quarter revenues declined $1,431,000, or 26%, from the second quarter of 1998. Additionally, MultiLink revenue decreased $1,561,000, or 28%, from the first quarter of 1999. Reduced sales to service bureaus are responsible for these decreases. A new generation product, targeted specifically for service bureaus, is currently scheduled for beta testing during the third quarter of 1999.

      Management believes that progress was made during the quarter in penetrating enterprise and international markets. Enterprise domestic and international revenue increased 25% over the first quarter of 1999 and also increased over second quarter of 1998. This growth partially offset the decline in service bureau product sales. MultiLink is expected to return to a growth track in the fourth quarter of 1999 as technology developments are completed.

      Operating income decreased $4,913,000 to a loss of $3,459,000 in the second quarter of 1999 from the second quarter of 1998, primarily due to real estate consolidation charges of $2.5 million, decreased sales levels, increased research and development spending on enhancing existing products and developing next generation products and increased personnel to support these activities.

Six Months Ended July 4, 1999 Compared to Six Months Ended June 28, 1998

      Revenues. Total revenues of $162,156,000 decreased $43,472,000, or 21%, in the six months ended July 4, 1999 compared to the comparable period in 1998. Lower average selling prices and changes in the product sales mix to sales of products at the lower end of the product line account for the decline, as discussed below in “Videoconferencing Products.” Revenues from sales to foreign markets increased 5 percentage points during the six months ended July 4, 1999 as compared to the same period in 1998 and were 50% of total sales.

      Gross Margin. Overall gross margin declined $34,913,000 to $51,247,000 in the six months ended July 4, 1999 compared to the comparable period in 1998. Gross margin as a percentage of revenues declined to 31.6% from 41.9% for the period ended July 4, 1999 as compared to the comparable period in 1998. The decrease was caused by lower average selling prices coupled with unfavorable mix variance in videoconferencing products.

      Selling, General and Administrative. Selling, general and administrative expenses increased $2,853,000, or 4%, from the comparable six months in 1998. Second quarter 1999 charges for restructuring and severance, real estate consolidation, and settlement of the consolidated securities class action lawsuit primarily account for the increase. In addition, the 1998 Starlight acquisition and excess real estate costs contributed to the unfavorable comparison. The Company expects to realize the full benefits of its real estate consolidation efforts beginning in fourth quarter of 1999. These charges more than offset savings that began to be realized from cost reduction programs the Company had implemented.

      Research and Development. Research and development expenses increased $4,354,000, or 13.8%, from the comparable six months in 1998. New product development expenditures at Starlight, which was acquired in the fourth quarter of 1998, and in the audioconferencing segment, plus the effect of decreased capitalization of software development costs account for the higher expenses. The Company capitalized $3,397,000 of software development costs in the first six months of 1998. No such costs were capitalized in 1999 as no current projects in progress had achieved technological feasibility.

      Income Taxes. The Company’s effective income tax rate for the six months ended July 4, 1999 was 3.7% as compared with a 32% tax benefit for the comparable period in 1998. The decrease in the effective tax rate was due to the Company’s recording a full valuation allowance against net deferred tax assets in the fourth quarter of 1998 and continued uncertainty as to future realization of those assets. The effective tax rate in 1999 relates to foreign and state taxes.

  Videoconferencing Products, Videoconferencing Services and Audioconferencing Segments

      Videoconferencing Products. Videoconferencing product revenues totaled $119,676,000 for the first six months 1999, which represents a $45,994,000, or 28%, decrease from the first six months of 1998. Lower average selling prices and changes in product sales mix from larger to smaller group systems were responsible for the decrease. Average selling prices were lower across all product lines versus 1998, with this trend expected to continue as the Company adjusts its prices in response to customer requirements.

      Total videoconferencing system units decreased 8% versus the prior year, with group system volume increasing by 11% and desktop/personal system volume decreasing by 24%. Total units sold of larger group systems, Concordes and Venues, declined 25%, while sales of smaller systems, Swiftsite II and TeamStation, increased 62%.

      High-end video systems as a market are off significantly as customers expressed a stronger preference for more compact systems. Moreover, the Company did not have a current product in that area of the market at the beginning of 1999. To counter this trend, Swiftsite II, a compact system targeted for the fastest growing part of the videoconferencing market, was introduced by the Company in the first quarter of 1999 but shipments were suspended and not resumed until late in the second quarter. Also to address the changing market conditions, on January 19, 1999 the Company entered into a joint distribution and joint development agreement with Intel Corporation as is described above. Under this agreement, the Company is developing a new range of products to address both current and future market needs.

      The videoconferencing products segment operating loss increased $39,583,000 to $41,914,000 during the first six months of 1999 compared to the first six months of 1998. The primary reasons for the decrease were lower average sales prices, unfavorable change in sales mix, the $1.6 million restructuring and severance charge, the combined effect of decreased software capitalization and increase in software amortization charges and excess overhead associated with lower volumes.

      Videoconferencing Services. The first six months 1999 videoconferencing service revenues totaled $32,889,000, which represents a $4,057,000, or 14%, increase from the first six months of 1998. Maintenance services grew 12% and professional services 18% in the first six months of 1999 over the comparable period in 1998. The increases in both areas were due to higher renewal rates and new customers.

      Operating income as a percentage of revenues declined 8.7 percentage points to 3.9% for the six months ended July 4, 1999 compared to the six months ended June 28, 1998. The decline in operating income for the six months ended July 4, 1999 over the comparable period of 1998 are for the same reasons as detailed above in “Videoconferencing Services” three months ended 1999.

      Audioconferencing (MultiLink). The first six months 1999 audioconferencing revenues totaled $9,591,000, which represents a $1,535,000, or 13.8%, decrease from the first six months of 1998.

      The decline in revenue for the first six months ended 1999 over the comparable period of 1998 are for the same reasons as detailed above in “Audioconferencing” three months ended 1999.

      Operating income decreased from $3,677,000 in the second quarter of 1998 to a loss of $3,036,000 in the second quarter of 1999, primarily because of the $2,500,000 consolidation of facilities charges, decreased sales and increased research and development spending on enhancing existing products and developing next generation products.

Liquidity and Capital Resources

      At July 4, 1999, the Company had $44,944,000 in cash and cash equivalents and $43,800,000 in short-term marketable securities. Net cash used by operating activities in the six months ended July 4, 1999 increased by $54,744,000 over the first six months of the prior year. The primary uses of cash during the six months ended July 4, 1999 were to fund the operating loss, increase inventory, and decrease accounts payable. The principal source of cash was the receipt of $30.5 million of cash from the issuance of convertible preferred stock to Intel Corporation.

      Net cash used in operating activities was $39,801,000 for the six months ended July 4,1999. This amount represents net cash used in the first three months of this period of $22,054,000 and $17,747,000 in the second three months. This cash utilization is of major concern to the Company. To reduce this usage, the Company has restructured and consolidated several areas, intensified programs to reduce inventory, receivables, and capital expenditures and is using attrition, without replacement, plus selective layoffs to reduce headcount. Although the Company does not believe these programs will have enough impact during 1999 to eliminate cash usage, it does believe that these programs will have a significant impact.

      The Company has a revolving credit agreement, expiring June 15, 2001, with a bank group led by Chase Manhattan Bank as a source of funds. At July 4, 1999, no borrowings were outstanding under this credit agreement. However, the Company has $28,095,000 of outstanding standby letters of credit issued under this agreement which reduces the amount available for borrowing on a dollar for dollar basis. Fees for letters of credit outstanding against this revolving credit line are payable at 125 basis points per annum of the face amount. The revolving credit agreement is collateralized by substantially all assets of the parent Company and certain stock of its subsidiaries. The credit agreement also contains certain financial covenants, including minimum cash and net income (loss) requirements. As of July 4, 1999, the Company was in compliance with all covenants.

      Local lines of credit are available for short-term advances of up to $825,000 to certain of the Company’s foreign subsidiaries. The agreement requires interest payable at the bank’s prime lending rate plus one-quarter of one percent per annum. No borrowings were outstanding against these local lines of credit at July 4, 1999.

      In June 1999, the Company entered into a short-term security agreement with BankBoston. Under this agreement, the Company pledged $5,000,000 of cash and cash equivalents to the bank as collateral for obligations of the Company arising from cash management and foreign exchange services.

      The Company has operating leases for various rented properties. The Company signed an agreement to sublease MultiLink’s former facility in Andover, MA in May 1999 as part of its space consolidation efforts. As of July 4, 1999, the remaining obligation under this operating lease was $8.6 million. After giving effect to expected sublease income, this obligation is $5.3 million. As a result of lease obligations in excess of sublease income over the term of the sublease and other charges related to the transaction, the Company recorded a charge of $2.5 million in the quarter ended July 4, 1999.

      In October 1998, the Board of Directors authorized a plan to repurchase up to 1,000,000 shares of the Company’s common stock in open market, privately negotiated or other transactions. During the six month period ended July 4, 1999, the Company repurchased 70,000 shares at a cost of $556,000. The Company has no definitive plans to repurchase the remainder of the shares.

      The Company believes that funds from operations, lines of credit, equipment lease financing and existing cash, cash equivalents and marketable securities should be sufficient to meet the Company’s operating, investing and financing requirements for the foreseeable future. The Company is also exploring alternative sources of capital.

Risk Factors Which May Affect Future Results

      The following risk factors relating to the business of PictureTel and certain forward-looking statements contained herein, should be considered by current and prospective investors of PictureTel stock. These factors should be considered in conjunction with other information contained in this document.

      New Products, Cost Reductions, Technological Change, and Evolving Markets.  The Company is engaged in an industry that is still emerging as a result of extensive research and development efforts and which continues to bring to market new, more technologically advanced products introduced on an accelerated basis. Simultaneously, the larger telecommunications market is in a heightened competitive state due to deregulation throughout the world. In order to maintain its market share leadership role in this fast-paced emerging market, the Company must continue to introduce, through internal development or by acquisition, significant innovative, technologically leading and cost-competitive products. There can be no assurance that such new products will be introduced by the Company, or if introduced, will be accepted by the market and its customers. In November 1998, the Company acquired all of the common stock of Starlight Networks, Inc. Starlight develops, manufactures, and markets streaming video that enables live, interactive multicast video-on-demand. There can be no assurance that the integration of Starlight will be successful or produce products that will be accretive to the Company’s results of operations and financial condition. In January 1999, the Company entered into a distribution and joint product development agreement with Intel Corporation. The two companies will develop videoconferencing and collaborative products based on a common PC-based technology platform. There can be no assurance that the partnership will be successful or produce products that will be accretive to the Company’s results of operations and financial condition. In addition to offering products that operate in an integrated service digital network (ISDN) environment, the Company and its competitors are exploring continued development of products and services for new technologies and networks, such as the Internet and corporate intranets or LANs. The industry standards for such new technologies and networks, however, are still in the early stages of development, which the Company believes has led to customer uncertainty and, accordingly, a slowdown in the growth of the general market for videoconferencing products. As a result of customer preferences, the Company has also experienced over the past year a shift in its sales model to videoconferencing systems with lower average selling prices. There can be no assurance that the Company will be successful in implementing cost reductions for all of its products or in developing and marketing suitable new products and related services with attractive margins for these new technologies and networks.

      On June 9, 1999 the Company announced a new strategic direction called VCN. There can be no assurance that the Company will be successful in implementing this new strategy, or if the strategy is implemented that the market will adopt the products associated with the strategy to an extent to be accretive to the Company’s results of operations or financial condition.

      The failure of the Company to develop and market new products on a timely basis or to enhance its existing products or to respond effectively to technological changes, new industry standards or product announcements by competitors could have a material adverse effect on the Company’s business, financial condition and results of operations. The possible transition, migration and/or convergence of technologies is difficult to predict and could have profound implications for the industry and the business of the Company. Further, there is significant risk that existing products could be rendered obsolete due to changing technology.

      Competition. In its established businesses of group and desktop/personal videoconferencing products, the Company competes with a number of corporations, such as Polycom, RSI Systems, Sony, Tandberg, VTEL and VCON. In the developing businesses of network-based videoconferencing systems and audioconferencing systems, a number of corporations such as Lucent and Cisco have begun to offer competitive products. In addition, partnerships between corporations that compete with the Company and corporations that develop and market network products, as well as mergers among competitors, are intensifying competition in the marketplace. This increased competition, together with a slowdown in the growth of the general market for videoconferencing products, has led and may continue to lead to increases in the defection or dilution of the Company’s distribution channel partners to competitors, decreases in average selling prices and margins in both group and desktop/personal videoconferencing products, and a lower segment market share by the

Company for products and services in the emerging area of network-based visual collaboration. In some cases, the Company competes with its channel partners for various services, which increases the complexity of channel management. In addition, competitors may offer network visual collaboration software solutions or incorporate standard algorithms into processor chips free of additional charge, which may reduce the value the Company’s technology provides to the market, especially in its lower end videoconferencing products. In addition, the prices which the Company is able to charge for its videoconferencing products and services may further decrease from historical levels as a result of new product introductions by competitors, price competition, technological advances, or otherwise. Any of these factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

      Manufacturing. Certain key subassemblies and products are currently available only from one vendor and several vendors are smaller corporations with limited financial resources that could prove to be inadequate. In some cases components are received from only one vendor, even where multiple sources are available, to maintain quality control and enhance the working relationship with the vendor. In addition, the Company from time to time enters into development arrangements with third parties to develop and incorporate new features and functions into the Company’s products. Failure of these third parties to fulfill their respective obligations under these development arrangements could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s business could also be adversely affected by delays or interruptions in delivery, and poor quality of supplies, subassemblies or products from key vendors. In addition, the Company designs and procures certain circuits, components and subassemblies from non-videoconferencing divisions of its competitors, such as Sony and Panasonic Corporation. The failure to obtain adequate supplies or the requirement to redesign and source supplies from another manufacturer may take substantial time and result in significant expense, each of which could impact product shipments and materially and adversely affect the Company’s business, financial condition or results of operations.

      Recent History of Losses. The Company reported a 21% decrease in revenues for the six months ended July 4, 1999 as compared to revenues for the six months ended June 28, 1998 and an increase in net loss from $8,854,000 to $57,802,000.

      The Company had revenues of $406,152,000 and $466,425,000 for the year ended December 31, 1998 and December 31, 1997, respectively, and net losses of $55,679,000 and $39,398,000, respectively. Included in the results for the year ended December 31, 1998 were charges totaling $9,957,000 related to discontinuing a video network server product line and the write-down of certain inventory and fixed assets and a valuation allowance for deferred taxes of $35,141,000. The Company recorded other charges in the year ended December 31, 1997 to bring expenses into line with its lower level of revenues and a lower expected rate of growth. Revenues and prospects for growth have been impacted by, among other things, the decline in the average selling price for several PictureTel products, a decline in the profitability of the industry, a slowdown in the general market for videoconferencing products, and also in part resulting from the perceived uncertainty of customers with respect to the compatibility of existing products of the Company and its competitors with expected new multimedia videoconferencing products utilizing the Internet and LAN systems. Continued lower operating results could impact the Company’s ability to remain in compliance with covenants under its existing revolving credit agreement or to maintain an adequate cash position to adequately fund its operations. While the Company plans to preserve cash and marketable securities by reducing working capital, capital expenditures and operating expenses, it is not certain that such plans will be adequate to meet operating needs if losses continue at recent levels.

      Product Protection and Intellectual Property. The Company’s success depends in part on its proprietary technology. The Company attempts to protect its proprietary technology through patents, copyrights, trademarks, trade secrets and license agreements. In absence of broad patent protection, which is not likely, and despite the Company’s reliance upon its proprietary confidential information, competitors of the Company have been able to use algorithms or other features similar to those used by the Company to design and manufacture products that are directly competitive with the Company’s products. The Company believes that due to the rapid pace of technological change in the visual collaboration industry, legal protection for its products is less significant than factors such as the Company’s use, implementation and enhancement of standards-based open architecture and the Company’s ongoing efforts in product innovation.

      Although the Company does not believe that its products infringe the proprietary rights of any third parties, third parties have asserted infringement and other claims against the Company from time to time. There can be no assurance that third parties will not assert such claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which in turn could have a material adverse effect on the Company’s business, financial condition and result of operations. See “Litigation.”

      Potential Fluctuations of Quarterly Operating Results.  The majority of the Company’s revenues in each quarter result from orders booked in that quarter, and a substantial portion of the Company’s orders and shipments typically occur during the last weeks of each quarter such that forecasting of revenue and product mix is both complex and difficult. Unanticipated variations in the timing of receipt of customer orders in any quarter may produce significant fluctuations in quarterly revenues. As a result, a shortfall in revenue compared to internal expectations may not evidence itself until late in the quarter and any resulting impact on earnings may not be determinable until several weeks after the end of the quarter. The Company’s ability to maintain or increase net revenues depends upon its ability to increase unit volume sales. There can be no assurance that the Company will be able to increase or to maintain the current level of unit volume sales. Other factors which may cause period-to-period fluctuations in operational results include the timing of new product announcements and introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company’s products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, and general economic factors such as the recent decline of currency values in the Asian markets.

      International Operations. Revenues related to international operations of the Company totaled approximately 50% and 45% of revenues for the periods ended July 4, 1999 and June 28, 1998, respectively. Management of the Company expects international revenues to continue to constitute a significant portion of total revenues in future periods. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, financial condition, results of operations or cash flows could be materially adversely affected. The Company’s sales to international distributors are denominated in U.S. dollars in order to minimize risks associated with fluctuating foreign currency rates. An increase in the value of the U.S. dollar relative to other currencies, however, could make the Company’s product more expensive and, therefore, potentially less competitive in foreign markets. Sales by the Company’s foreign subsidiaries are generally made in the foreign subsidiary’s local currency, in which case fluctuations in the value of the U.S. dollar relative to such other currencies could have a material adverse effect on the operating results of the Company. Currently, the Company employs various currency hedging strategies to reduce these risks. In addition, a significant portion of the Company’s revenue is derived from Asian markets. Given the current general weakness in the Asian markets, there can be no assurance that the Company will be able to sustain current revenue levels or growth in such markets. There can be no assurance that the above factors will not have a material adverse effect on the Company’s future international sales and, consequently, on its business, financial condition, results of operations or cash flows.

      Volatility of Stock Price. As is frequently the case with the stocks of high technology corporations, the market price of PictureTel Common Stock has been, and may continue to be, volatile. Factors such as quarterly fluctuations in results of operations, increased competition, the introduction of new products by the Company and by its competitors, changes in the mix of products and sales channels, the timing of significant customer orders, and macroeconomic conditions generally, may have a significant adverse effect on the market price of the Company’s stock in any given period. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations, which have particularly affected the market price for many high technology corporations and which, on occasion, have appeared to be unrelated to the operating performance of such corporations. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the market price of PictureTel Common Stock in any given period.

      Dependence on Key Personnel. In February 1998, Bruce R. Bond succeeded Dr. Norman Gaut as Chief Executive Officer and President. In June 1998, Bruce Bond was elected Chairman of the Board and Dr. Gaut retired as an active employee while remaining a member of the Board of Directors. On October 15, 1998, the Company announced the appointment of Gary Bond as Group Vice President and General Manager of Products. On October 21, 1998, Arthur Fatum was appointed as Vice President and Chief Financial Officer. The Company depends on a limited number of key senior management personnel, including Bruce Bond; Gary Bond; Lawrence Bornstein, Vice President, Human Resources; Arthur Fatum; David Goselin, Vice President, Operations; David Grainger, Group Vice President and General Manager of Services; Frazer Hamilton, Group Vice President of Worldwide Sales and Marketing; and John Nye, Vice President, MultiLink. There has been considerable turnover in the Company’s senior management team over the past several years, and the loss of the services of one or more of the Company’s senior management team or the inability to attract, retain, motivate and manage additional key personnel could have a material adverse effect on the business, financial condition or operating results of the Company. In addition, over the past year, the Company has experienced an increase in voluntary employee attrition from engineering and other departments. There is no assurance, given the competitive nature of the current job market, that the Company will be able to adequately fill the open positions.

      Year 2000 Readiness Disclosure. The Company has formed an internal compliance team to evaluate its internal information technology infrastructure and application systems (“IT Systems”) and other non-IT infrastructure systems (“Non-IT Systems”) to determine whether such systems will operate correctly with regard to the import, export, and processing of date information, including correct handling of leap years, in connection with the change in the calendar year from 1999 to 2000 (the “Year 2000 Issue”), and to evaluate the Year 2000 Issue with respect to the systems of third party partners and suppliers with which the Company has a material relationship (“Third Party Systems”).

      The Company expects to complete in the third quarter of 1999 a comprehensive IT Systems inventory analysis and risk assessment. As previously planned and budgeted, the Company completed the upgrade of its core domestic IT Systems to incorporate additional desired features and functionality and is now testing the Year 2000 compliance of the customizations to the software. The Company expects to complete this process as planned by November 30, 1999. IT systems at several foreign subsidiaries will be converted to the IT systems used domestically by the end of September, 1999. Systems supporting MultiLink will likely be replaced in 1999 in order to achieve Year 2000 compliance. The Company currently estimates an additional $1,200,000 of 1999 IT system remediation costs based on its assessment to date. To the extent, however, that such upgrades are not completed in a timely manner, the Company’s operations, financial condition, results of operations or cash flows could be materially adversely affected.

      PictureTel completed an assessment of desktops and related Third Party systems and is beginning to develop a remediation plan for the inventory that is not compliant. The Company does not expect the cost of addressing areas of non-compliance will have a material adverse impact on its operations or its financial position, results of operations or cash flows.

      The Company also expects to complete a Non-IT Systems inventory analysis and risk assessment in the third quarter of 1999. The costs of any remediation actions required in order to be Year 2000 compliant have not been identified at this time. As the Company believes the number of mission critical Non-IT Systems is relatively small, the Company does not expect that any additional costs of addressing the Year 2000 Issue for Non-IT Systems will have a material adverse impact on its operations or its financial position, results of operations or cash flows.

      With the assistance of an independent Year 2000 solution provider, the Company has performed an Independent Validation and Verification (IV&V) process, evaluating the inventory and assessment work to date. The IV&V report identified the Year 2000 project on track as compared with other companies. The assessment identified areas of risk and related recommendations. The team is actively addressing the recommendations. Another IV&V process will be scheduled towards the end of the year, evaluating remediation and test activities and contingency planning preparedness.

      The Company estimates that it has spent a total of $600,000 on inventory analysis and risk assessment. To date, the Company has incurred $288,000 of expense relating to inventory analysis and risk assessment. These Year 2000 expenditures are within the Company’s planned organizational budgets and include the cost of independent Year 2000 solution providers. Year 2000 expenditures for IT Systems, Non-IT Systems and Third Party Systems do not reflect the cost to the Company of internal resources working on the Year 2000 Issue and do not reflect planned upgrades or planned replacement systems which may have a positive impact on resolving the Year 2000 Issue. The Company expects to complete its risk assessment and cost estimate relating to the Year 2000 Issue no later than the end of August, 1999. The Company is developing a high-level contingency plan relating to its core business processes and its IT Systems including Third Party systems, and Non-IT Systems. As of August 12, 1999, one IT Systems project will be deferred due to focusing on replacing other systems due to the Year 2000 Issue.

      The Company has also tested its products for Year 2000 compliance and had determined that all PictureTel products currently available for sale have either successfully passed Year 2000 compliance testing or are not subject to Year 2000 compliance because such products do not import, export or process date information in any manner. A small number of the Company’s installed base products do not meet Year 2000 compliance testing. For these older, non-compliant versions of products, the Company has, with one exception, developed adequate workarounds that will be made available to customers and that will permit the products to continue to operate with full functionality.

      Euro.  On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and established the euro, making the euro their common legal currency on that date. Based on a recent assessment, the euro conversion has not had and is not anticipated to have a material impact on the Company’s business.

Part II — Other Information

Item 1.  Legal Proceedings

  A.  Datapoint Litigation

      In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleged that certain of PictureTel’s products infringed patent rights allegedly owned by Datapoint. On April 9, 1998 a jury returned a verdict in favor of PictureTel finding that PictureTel did not infringe the Datapoint patents and that the Datapoint patent claims raised against PictureTel were invalid. On May 3, 1999 an appeals hearing took place with regard to this litigation. On July 15, 1999 the United States Court of Appeals for the Federal Circuit issued a ruling in favor of PictureTel. The Appellate Court found that all patent claims against PictureTel were invalid. This decision effectively closes the lawsuit brought by Datapoint.

  B.  Shareholder Litigation

      Since September 23, 1997, seven class action shareholders’ complaints have been filed against the Company, Norman E. Gaut, Director and former Chairman of the Board and Chief Executive Officer, and Les Strauss, the former Vice President and Chief Financial Officer, in the United States District Court for the District of Massachusetts. The plaintiffs filed a consolidated complaint on February 11, 1998.

      The original complaints were filed following the Company’s announcement on September 19, 1997 that it would restate its financial results for the first quarter of the fiscal year ending December 31, 1997 and the last two quarters of the fiscal year ending December 31, 1996 and were amended when the Company announced on November 13, 1997 that it would also restate the second quarter of the fiscal year ending December 31, 1997. The consolidated complaint alleges that PictureTel and Messrs. Gaut and Strauss violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, during the period from October 17, 1996 through November 13, 1997, through the alleged preparation and dissemination of materially false and misleading financial statements which artificially inflated the price of PictureTel Common Stock. The consolidated complaint seeks to recover an unspecified amount of damages, including attorneys’ and experts’ fees and expenses.

      On April 7, 1998, the Company filed a motion to dismiss the complaint. On October 28, 1998, the motion to dismiss Norman E. Gaut was granted and the motion to dismiss PictureTel and Les Strauss was denied.

      On June 17, 1999 the Company announced that it had entered into a settlement agreement with the Plaintiffs. The Settlement provides that the claim against PictureTel and Mr. Straus will be dismissed. In agreeing to the proposed settlement, the Company and Mr. Strauss specifically deny any wrongdoing. The settlement provides for a cash payment of $12 million by the Company, plus interest, after the settlement is final. More than 75% of the settlement amount will be covered by the Company’s insurance. The settlement is subject to certain customary conditions, including preliminary and final approval by the United States District court for the District of Massachusetts, and notice to the class. Once the court gives preliminary approval to this settlement, formal notices with details of the settlement will be sent to the purported class members by the Plaintiffs’ counsel.

      In May 1999, the Company was informed that the Securities and Exchange Commission (SEC) had initiated a formal investigation of matters related to the Company’s 1997 restatement of its earnings. PictureTel has been cooperating with the SEC and will continue to do so. The Company expresses no opinion as to the likely outcome. The Company believes that the investigation will not have a material impact on the day-to-day business, nor the present or future prospects of the Company or its subsidiaries.

  C.  Revnet, Inc.

      On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, Revnet, Inc., which has ceased operations. (Revnet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleges that the

Company breached an oral contract. Revnet is allegedly seeking $200,000,000 in damages. Discovery is in process. The Company believes that the complaint and the claim for damages are without merit and intends to vigorously defend against them.

      In addition to the above, the Company has also been and is from time to time subject to claims and suits incidental to the conduct of business. There can be no assurance that the Company’s insurance will be adequate to cover all liabilities that may arise out of such claims. Further, although the Company intends to defend itself vigorously against all such claims, the ultimate outcome of the claims cannot be accurately predicted. The Company does not believe that any claim of which it is aware, other than the claims listed above, could result in an outcome that will have a material adverse affect to its business, financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual meeting of Stockholders of the Company was held on June 17, 1999. The Stockholders of the Company were asked to vote on the following items, and voted as follows:

      Proposal I:  Election of the Board of Directors

	For	Withheld

Bruce R. Bond	34,729,163	1,085,875

Norman E. Gaut	34,712,002	1,103,036

Robert T. Knight	34,728,241	1,086,797

David B. Levi	34,515,522	1,299,516

Enzo Torresi	34,731,658	1,083,380

      Proposal II:  Adoption of the 1999 Equity Plan under which 3,000,000 shares of Common Stock may be delivered from time to time.

For	Against	Abstain	Broker Non-Vote

13,500,769	7,761,561	195,110	14,357,598

      Proposal III:  Authorizing the amendment of the PictureTel 1994 Employee Stock Purchase Plan to increase the number of shares of Common Stock which may be delivered under the plan (subject to the adjustment provisions therein) from 1,000,000 to 2,000,000.

For	Against	Abstain	Broker Non-Vote

16,793.537	4,477,102	186,801	14,357,598

      Proposal IV:  To adopt the 1999 Foreign Subsidiary Employee Stock Purchase Plan under which 500,000 shares of Common Stock may be delivered from time to time.

For	Against	Abstain	Broker Non-Vote

16,788,886	4,476,284	192,270	14,357,598

      Proposal V:  To ratify the election of PricewaterhouseCoopers LLP as the Company’s auditors for fiscal year 1999.

For	Against	Abstain

35,036,569	672,592	105,877

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

10.19.1	$35,000,000 Credit Agreement among PictureTel Corporation and the Chase Manhatten Bank as Agent, and Congress Financial Corporation (New England) as Documentation Agent, and the Other Financial Institutions party hereto dated June 15, 1999.
10.23	1999 Equity Plan authorizing 3,000,000 shares of Common Stock to be delivered from time to time.
10.24	1999 Foreign Subsidiary Employee Stock Purchase Plan under which 500,000 shares of Common Stock may be delivered from time to time.
10.3.2	1992 Non-Employee Directors Stock Option Plan as amended through June 17, 1999.
10.4.1	Amendment to PictureTel’s 1994 Employee Stock Purchase Plan increasing the number of shares of Common Stock which may be delivered under the plan from 1,000,000 to 2,000,000.
27.1	Financial Data Schedule for the period ended July 4, 1999 as required by Item 601(c) of Regulation S-K.

      (b)  Reports on Form 8-K

      None.

SIGNATURE

      Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PICTURETEL CORPORATION

/s/ ARTHUR L. FATUM

Arthur L. Fatum
Vice President and Chief Financial Officer,
(Principal Financial and Accounting Officer)
August 18, 1999