Form 10-Q
period 1999-09-03
PICTURETEL CORP
filed 1999-11-16
CIK 755095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED)

For the quarterly period ended                              October 3, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

For the Quarter ended October 3, 1999	Commission File Number 1-9434

PICTURETEL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2835972 (I.R.S. Employer Identification No.)

100 Minuteman Road, Andover, MA (Address of Principal Executive Offices)	01810 (Zip Code)

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

      As of October 8, 1999, there were outstanding 40,526,112 shares of common stock of the registrant.

PICTURETEL CORPORATION

FORM 10-Q

INDEX

Page

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets

October 3, 1999 and December 31, 1998.	3
Consolidated Statements of Operations

Three and nine months ended October 3, 1999 and September 27, 1998.	4
Consolidated Statements of Cash Flows

Nine months ended October 3, 1999 and September 27, 1998.	5

Notes to Consolidated Financial Statements	6-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-22
PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits and Reports on Form 8-K	24

Signature	25

PICTURETEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	October 3,	December 31,
	1999	1998

	(unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$18,670	$62,642

Restricted cash	2,500	—

Marketable securities	51,864	38,078

Accounts receivable, less allowance for doubtful accounts of $6,876 and $5,392 at October 3, 1999 and December 31, 1998, respectively	69,548	78,995

Inventories	35,425	30,256

Other current assets	14,024	8,692

Total current assets	192,031	218,663

Property and equipment, net	89,098	95,655

Capitalized software costs, net	13,627	20,484

Goodwill, net	4,515	5,336

Other assets	10,124	12,856

Total assets	$309,395	$352,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$—	$881

Accounts payable	20,050	32,777

Accrued compensation and benefits	7,114	11,214

Accrued expenses	41,714	35,316

Current portion of capital lease obligations	1,786	3,537

Deferred revenue	26,351	22,616

Total current liabilities	97,015	106,341

Capital lease obligations	55,059	56,411
Commitments and contingencies (Notes 5 and 9)

Stockholders’ equity:

Convertible, preferred stock, $.01 par value; 15,000,000 shares authorized; 4,478,708 shares outstanding at October 3, 1999.	45	—

Common stock, $.01 par value; 80,000,000 shares authorized; 40,526,112 shares outstanding at October 3, 1999 and 40,067,771 shares outstanding at December 31, 1998.	405	400

Treasury stock, 90,725 shares	(556)	—

Additional paid-in capital	255,968	222,230

Accumulated deficit	(98,622)	(30,254)

Accumulated other comprehensive income (loss)	81	(2,134)

Total stockholders’ equity	157,321	190,242

Total liabilities and stockholders’ equity	$309,395	$352,994

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended

	October 3,	September 27,	October 3,	September 27,
	1999	1998	1999	1998

Revenues	$78,813	$102,058	$240,969	$307,685

Cost of revenues	53,883	56,297	164,792	175,765

Gross margin	24,930	45,761	76,177	131,920

Operating expenses:

Selling, general and administrative	28,501	30,214	100,348	99,207

Research and development	15,659	14,451	51,530	45,968

Total operating expenses	44,160	44,665	151,878	145,175

Income (loss) from operations	(19,230)	1,096	(75,701)	(13,255)

Interest income, net	176	721	12	1,722

Other income, net	9,128	572	10,018	901

Income (loss) before income tax expense (benefit)	(9,926)	2,389	(65,671)	(10,632)

Income tax expense (benefit)	641	765	2,698	(3,402)

Net income (loss)	(10,567)	1,624	(68,369)	(7,230)

Preferred stock accretion	1,341	—	5,612	—

Net income (loss) applicable to common shareholders	$(11,908)	$1,624	$(73,981)	$(7,230)

Net income (loss) per common share —basic	$(0.29)	$0.04	$(1.83)	$(0.19)

Net income (loss) per common share —diluted	$(0.29)	$0.04	$(1.83)	$(0.19)

Weighted average shares outstanding —basic	40,426	38,376	40,326	38,259

Weighted average shares outstanding —diluted	40,426	38,693	40,326	38,259

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(unaudited)

	Nine Months Ended

	October 3,	September 27,
	1999	1998

Cash flows from operating activities:

Net loss	$(68,369)	$(7,230)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	26,246	20,749

Provision for doubtful accounts	2,333	1,200

Inventory provision	2,851	1,806

Write-down of capitalized software	—	1,586

Write-down of long-lived assets	—	4,210

Deferred taxes, net	—	3,402

Gain on sales of securities	(8,495)	—

Other non-cash items	64	915

Changes in operating assets and liabilities:

Accounts receivable	7,151	14,504

Inventories	(7,744)	11,609

Other current assets	(4,803)	(2,551)

Accounts payable	(12,623)	(2,989)

Accrued compensation and benefits and accrued expenses	2,203	(9,321)

Deferred revenue	3,699	(734)

Net cash provided by (used in) operating activities	(57,487)	37,156

Cash flows from investing activities:

Purchase of marketable securities	(107,849)	(94,703)

Proceeds from marketable securities	94,063	75,931

Purchases of property and equipment	(9,756)	(13,340)

Proceeds from sales of fixed assets	12	—

Capitalized software costs	—	(5,162)

Purchase of other assets	—	(3,484)

Proceeds from sale of securities	8,495	—

Net cash used in investing activities	(15,035)	(40,758)

Cash flows from financing activities:

Restricted cash	(1,500)	—

Net payments from foreign lines of credit	—	2,437

Payments on short-term/long-term borrowings	(855)	—

Principal payments under capital lease obligations	(3,113)	(2,292)

Common stock repurchase	(556)	—

Proceeds from preferred stock issuance	30,500	—

Proceeds from exercise of stock options	1,821	793

Proceeds from stock purchase plan	790	1,660

Net cash provided by financing activities	26,087	2,598

Effect of exchange rate changes on cash	2,463	415

Net decrease in cash and cash equivalents	(43,972)	(589)

Cash and cash equivalents at beginning of period	62,642	49,859

Cash and cash equivalents at end of period	$18,670	$49,270

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

      In the opinion of the management of PictureTel Corporation, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at October 3, 1999 and December 31, 1998, results of operations for the three and nine months ended October 3, 1999 and September 27, 1998 and changes in cash flows for the nine months ended October 3, 1999 and September 27, 1998.

      The results disclosed in the Consolidated Balance Sheet at October 3, 1999, the Consolidated Statement of Operations for the three and nine months ended October 3, 1999, and the Consolidated Statement of Cash Flows for the nine months ended October 3, 1999 are not necessarily indicative of the results to be expected for the full year.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include significant estimates of the net realizable value of accounts receivable, inventory and capitalized software and the amount of certain contingent liabilities. Actual results could differ from those estimates.

2.  Inventories

      Inventories consist of the following (in thousands):

	October 3,	December 31,
	1999	1998

Purchased Parts	$3,322	$2,609

Work in Process	1,405	1,399

Finished Goods	30,698	26,248

	$35,425	$30,256

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Earnings Per Share

      The following table reconciles the numerator and the denominators of the basic and diluted EPS computations shown on the Consolidated Statements of Operations (in thousands, except per share data):

	For the three		For the nine
	months ended		months ended

	October 3,	September 27,	October 3,	September 27,
	1999	1998	1999	1998

Basic EPS Computation:

Numerator:

Net income (loss)	$(10,567)	$1,624	$(68,369)	$(7,230)

Preferred stock accretion	1,341	—	5,612	—

Total	$(11,908)	$1,624	$(73,981)	$(7,230)

Denominator:

Weighted average common shares outstanding	40,426	38,376	40,326	38,259

Basic EPS	$(0.29)	$0.04	$(1.83)	$(0.19)

Diluted EPS Computation:

Numerator:

Net income (loss)	$(10,567)	$1,624	$(68,369)	$(7,230)

Preferred stock accretion	1,341	—	5,612	—

Total	$(11,908)	$1,624	$(73,981)	$(7,230)

Denominator:

Weighted average common shares outstanding	40,426	38,376	40,326	38,259

Stock options, preferred stock, warrants	—	317	—	—

Total Shares	40,426	38,693	40,326	38,259

Diluted EPS	$(0.29)	$0.04	$(1.83)	$(0.19)

      Options to purchase shares of the Company’s common stock of 7,535,141 and 5,938,763 were outstanding at October 3, 1999 and September 27, 1998, respectively, but were not included in the computation of diluted EPS because they were antidilutive due to the net losses sustained in 1999 and in 1998. Warrants for 2,723 shares of the Company’s common stock and convertible preferred stock of 4,478,708 shares were outstanding at October 3, 1999, but were not included in the computation of diluted EPS because they were antidilutive due to the loss sustained in 1999.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Comprehensive Income (Loss)

      The Company adopted FASB 130, Reporting Comprehensive Income, in fiscal year 1998. The calculation of comprehensive income includes the loss as reported in the Consolidated Statements of Operations, the gains and losses on foreign currency translation adjustments and unrealized gains and losses on marketable securities.

	Three months ended		Nine months ended

	October 3,	September 27,	October 3,	September 27,
	1999	1998	1999	1998

Net income (loss)	$(10,567)	$1,624	$(68,369)	$(7,230)

Foreign currency translations, net	2,198	(382)	2,260	19

Unrealized gains (losses) on marketable securities:

Unrealized gains (losses) arising during the period	(12)	15	(45)	19

Less: reclassification adjustment for gains included in net income	(9,606)	—	—	—

Comprehensive income (loss)	$(17,987)	$1,257	$(66,154)	$(7,192)

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

      At October 3, 1999, no borrowings were outstanding under this credit agreement. However, the Company has $28,095,000 of outstanding standby letters of credit issued under this agreement, which reduces the amount available for borrowing on a dollar for dollar basis. Fees for letters of credit outstanding against this revolving credit line are payable at 125 basis points per annum of the face amount. The revolving credit agreement is collateralized by substantially all of the assets of the parent company and certain stock of its subsidiaries. The credit agreement also contains certain financial covenants, including net income (loss) and minimum cash requirements. As of October 3, 1999, the Company was in compliance with all covenants.

      Local lines of credit are available for short-term advances of approximately $900,000 to certain of the Company’s foreign subsidiaries. The agreements require interest payable at the bank’s prime lending rate plus one-quarter of one percent per annum. No borrowings were outstanding against these local lines of credit at October 3, 1999.

      In June 1999, the Company entered into a short-term security agreement with BankBoston. Under this agreement, the Company pledged to the bank certain amounts of cash and cash equivalents as collateral for obligations of the Company arising from cash management and foreign exchange services. The required collateral was $2,500,000 as of October 3, 1999.

6.  Capital Transaction

      On January 19, 1999, the Company announced it had entered into a distribution and joint development agreement with Intel Corporation. On February 18, 1999, Intel invested $30.5 million in the Company, acquiring approximately 10% of the Company’s equity through convertible preferred stock. The two

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7.  Other Income

      During the third quarter of 1999, the Company recorded an $8,495,000 gain on the sale of RealNetworks stock. This stock was acquired through a 1996 investment in Vivo Software Inc., which was acquired by RealNetworks. The gain is included in other income.

8.  Segment Information

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

	Video-	Video-
	conferencing	conferencing	Audio-
	Products	Services	conferencing	Other	Total

Three months ended October 3, 1999:

Revenues from external customers	$56,095	$18,769	$3,949	—	$78,813

Operating income (loss)	$(13,956)	$1,644	$(450)	$(6,468)	$(19,230)

Three months ended September 27, 1998:

Revenues from external customers	$81,732	$14,534	$5,792	—	$102,058

Operating income (loss)	$385	$2,490	$2,555	$(4,334)	$1,096

Nine months ended October 3, 1999:

Revenues from external customers	$175,771	$51,658	$13,540	—	$240,969

Operating income (loss)	$(55,866)	$2,935	$(3,486)	$(19,284)	$(75,701)

Nine months ended September 27, 1998:

Revenues from external customers	$247,402	$43,365	$16,918	—	$307,685

Operating income (loss)	$(7,642)	$6,107	$6,232	$(17,952)	$(13,255)

      The classification “Other” consists of corporate administrative functions, which are excluded from the videoconferencing products, videoconferencing services and audioconferencing segments for management decision making. Certain reclassifications of prior period amounts have been made to conform with current period presentation.

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

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Litigation

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

  B.  Shareholder Litigation

      Since September 23, 1997, seven class action shareholders’ complaints have been filed against the Company, Norman E. Gaut, then Chairman of the Board, Chief Executive Officer, and President and Les Strauss, the former Vice President and Chief Financial Officer, in the United States District Court for the District of Massachusetts. The plaintiffs filed a consolidated complaint on February 11, 1998.

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

      On June 17, 1999 the Company announced that it had entered into a settlement agreement with the Plaintiffs. The Settlement provides that the claim against PictureTel and Mr. Strauss will be dismissed. In agreeing to the proposed settlement, the Company and Mr. Strauss specifically deny any wrongdoing. The settlement provides for a cash payment of $12 million by the Company, plus interest, after the settlement is final. More than 75% of the settlement amount will be covered by the Company’s insurance. The settlement is subject to certain customary conditions, including preliminary and final approval by the United States District court for the District of Massachusetts, and notice to the class. On July 29, 1999, the court gave preliminary approval to this settlement, formal notices with details of the settlement will be sent to the purported class members by the Plaintiffs’ counsel. On November 4, 1999 the Court gave its final approval of the settlement.

  C.  SEC Investigation

      In May 1999, the Company was informed that the Securities and Exchange Commission (SEC) had initiated a formal investigation of matters related to the Company’s 1997 restatement of its earnings. PictureTel has been cooperating with the SEC and will continue to do so. The Company expresses no opinion as to the likely outcome. The Company does not believe that the investigation will have a material adverse affect to its business, financial condition, results of operations or cash flows.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  D. Revnet, Inc.

      On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, Revnet, Inc., which has ceased operations. (Revnet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleges that the Company breached an oral contract. Revnet is allegedly seeking $200,000,000 in damages. Discovery is in process. The Company believes that the complaint and the claim for damages are without merit and intends to vigorously defend against them. In addition, after limited discovery under the above named suit, the Company on September 13, 1999 filed a related action in the Circuit Court for Baltimore City, Maryland against Revnet, Inc., Vuecom, Inc. (an entity related to Revnet, Inc.), George Harris IV, George Sandmann and Lou Brown, (PictureTel Corporation v. Revnet, Inc., et al. Civil Action 24-C99-004406) alleging among other things Breach of Contract, Fraudulent Inducement and Securities Fraud. The Company’s complaint is seeking more than $7,000,000 in damages.

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

Business Developments

      On January 19, 1999, the Company announced it had entered into a distribution and joint development agreement with Intel Corporation. On February 18, 1999, Intel invested $30.5 million in the Company, acquiring approximately 10% of the Company’s equity through convertible preferred stock. The two companies will jointly develop videoconferencing and collaborative products based on a common PC-based technology platform. Use of a single architecture is expected to improve ease of use and functionality, while reducing both product and associated support costs. The first of these new products, which will be marketed under the PictureTel name, is expected to be available in the second quarter of 2000. Also, under the terms of the agreement, the Company has distribution rights to sell the Intel ProShare® Video System 500 and exclusive worldwide distribution rights to sell and support the Intel® TeamStation™ System.

      In mid June 1999, the Company resumed shipping Swiftsite II, a compact system designed for the fastest growing and lower priced segment of the videoconferencing market, after resolving performance issues that resulted in suspension of shipments in the first quarter of 1999.

      In the second quarter of 1999, the Company introduced its Visual Collaboration for the ‘Net (VCN) strategy. PictureTel’s VCN strategy is designed to enable people to communicate from anywhere, using any media across any network. VCN seamlessly integrates end-point conferencing products (audio, video, data) connectivity products (gateways and multi-location control units), network applications (setup of conferences, control of events and video steaming), and all of the services associated with these products. With VCN, end users can control their collaboration events through a common web browser. In June of 1999, the Company introduced the first two initiatives of this strategy, PictureTel eVideo Application Server and eVideo Services. The Company expects the new strategy to make a material contribution to revenues beginning in the year 2000.

      The Intel initiative and VCN are anticipated to have material, long-term positive impacts on the Company. In addition, the Company has been restructuring and reallocating its resources with the goal of reducing its cost of doing business and returning to a profitable position in the year 2000.

      On August 31, 1999, the Company announced that Dr. Norman Gaut had succeeded Bruce R. Bond as Chairman of the Board, Chief Executive Officer, and President of the Company following Mr. Bond’s resignation. While affirming the strategic direction developed by Mr. Bond, the Board of Directors and Mr. Bond concluded that the Company would make faster progress toward execution of the strategy under different leadership.

      On October 28, 1999, the Company announced it had retained an investment banker to represent it in the sale of MultiLink, Inc., the Company’s andioconferencing subsidiary. This potential divestiture is part of the Company’s strategy to focus on market opportunities for its core visual collaboration business.

      The net loss applicable to common shareholders of $11,908,000 or $0.29 per share, for the third quarter of 1999 was a decrease from net income of $1,624,000, or $0.04 per share, in the third quarter of 1998. The Company reported a net loss to common shareholders of $34,669,000, or $0.86 per share, for the second quarter of 1999. The net loss applicable to common shareholders of $73,981,000 or $1.83 per share, for the nine months ended October 3, 1999 increased from a loss of $7,230,000 or $0.19 per share, for the nine months ended September 27, 1998. Price erosion, as the Company adjusted its prices downward to meet competition, and a shift to lower end systems were the largest contributing factors to the increased loss for the quarter and nine month period. Cost reduction efforts and a gain on the sale of RealNetworks stock account for the earnings improvements from the second quarter. The RealNetworks stock was acquired through an investment in a company later acquired by RealNetworks.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company’s Statements of Operations for each period:

	Three Months		Nine Months
	Ended		Ended

	October 3,	September 27,	October 3,	September 27,
	1999	1998	1999	1998

Revenues	100%	100%	100%	100%

Cost of revenues	68.4	55.2	68.4	57.1

Gross margin	31.6	44.8	31.6	42.9

Selling, general and administrative	36.2	29.6	41.6	32.2

Research and development	19.8	14.2	21.4	15.0

Total operating expenses	56.0	43.8	63.0	47.2

Income (loss) from operations	(24.4)	1.0	(31.4)	(4.3)

Interest income (expense), net	0.2	0.7	—	0.6

Other income, net	11.6	0.6	4.1	0.3

Income (loss) before income tax expense (benefit)	(12.6)	2.3	(27.3)	(3.4)

Income tax expense (benefit)	0.8	0.7	1.1	(1.1)

Net income (loss)	(13.4)	1.6	(28.4)	(2.3)

Preferred stock accretion	1.7	—	2.3	—

Net income (loss) applicable to common shareholders	(15.1)	1.6	(30.7)	(2.3)

Three Months Ended October 3, 1999 Compared to Three Months Ended September 27, 1998

      Revenues.  Total revenues for the three months ended October 3, 1999 decreased $23,245,000, or 23%, to $78,813,000 from the comparable period in 1998. Lower average selling prices and changes in the product sales mix to sales of products at the lower end of the product line account for the decline, as discussed below in “Videoconferencing Products.” Revenues from sales to foreign markets increased 3 percentage points to 41% in the third quarter of 1999 versus the comparable 1998 period. Third quarter 1999 revenue grew approximately 3% from the previous quarter after excluding nearly $10 million of previously deferred Swiftsite II revenue from reported second quarter 1999 revenue.

      Gross Margin.  Overall gross margin declined $20,831,000, or 46%, in the third quarter of 1999 compared to the third quarter of 1998. Gross margin as a percentage of revenues was 31.6% in the third quarter of 1999 compared to 44.8% in the third quarter of 1998. The decrease as a percent of revenue was caused by lower average selling prices coupled with an increase in the sales mix of lower margin products and higher fixed costs, including increased amortization of higher software capitalization costs. Gross margin as a percentage of revenues was approximately equal to the second quarter of 1999.

      Selling, General and Administrative.  These expenses decreased $1,713,000, or 6%, versus the prior year quarter to $28,501,000 in the third quarter of 1999, but increased as a percentage of revenues to 36.2% in the third quarter of 1999 from 29.6% in the third quarter of 1998. The dollar savings are attributable to cost reduction programs the Company has undertaken offset, in part, by expenses associated with Starlight, Inc., a video streaming company purchased in the fourth quarter of 1998, and severance costs primarily associated with Bruce Bond’s resignation.

      Selling, general and administrative expenses in the quarter ended October 3, 1999 were $10,984,000 lower than the second quarter of 1999 as the benefit of cost reduction efforts begun earlier in the year began to be realized. Second quarter expenses included $6,123,000 of charges associated with restructuring and severance, real estate consolidation, and settlement of the consolidated securities class action lawsuit.

      Research and Development.  Research and development expenses increased $1,208,000, or 8%, to $15,659,000 from the comparable 1998 period. Decreased capitalization of software development costs, the addition of Starlight and higher audioconferencing product development costs contributed to this increase.

      The Company capitalized $2,014,000 of software development costs in the third quarter of 1998. No such costs were capitalized in the third quarter of 1999, as no current projects in progress had achieved technological feasibility.

      Research and development expenses in the quarter ended October 3, 1999 were $2,689,000 lower than the second quarter of 1999 as a result of cost reduction actions.

      Other Income, net.  Third quarter 1999 other income, net includes a $8,495,000 gain from the sale of RealNetworks shares acquired though an investment in a company later acquired by RealNetworks.

      Income Taxes.  The Company’s effective income tax rate for the three month period ended October 3, 1999 was 6.5% compared with 32.0% for the comparable period in 1998. The decrease in the effective tax rate was due to the Company recording a full valuation allowance against net deferred tax assets in the fourth quarter of 1998 and continued uncertainty as to future realization of those assets. The effective tax rate in 1999 relates to foreign and state taxes.

  Videoconferencing Products, Videoconferencing Services and Audioconferencing Segments

      The Company is in transition with its products and allocating its assets to support these products. It is investing in new products that the Company is jointly developing with Intel and its new strategic direction, VCN, while at the same time maintaining existing products. The Company is also focusing attention on its resources and eliminating unnecessary costs. In that regard, the Company expects to reduce total headcount during 1999 by approximately 25%.

      Videoconferencing Products.  The videoconferencing products segment develops, manufactures, and markets visual collaboration systems and software. Third quarter 1999 revenues totaled $56.1 million, which represents a $25.6 million, or 31%, decrease from third quarter 1998. Third quarter 1999 revenues decreased $9.7 million, or 15%, from the second quarter of 1999. Swiftsite II, a compact system targeted for the fastest growing and lower priced segment of the videoconferencing market, was introduced by the Company in the first quarter of 1999. Approximately $10 million of Swiftsite II product revenue that had been deferred from the first quarter, pending an improved version of its software, was recognized in the second quarter of 1999 following the release of the improved software. Excluding this revenue, total revenues for the third quarter of 1999 were essentially flat versus the second quarter of 1999.

      The revenue decrease in third quarter of 1999 from third quarter of 1998 was caused by significantly lower average selling prices and changes in product sales mix from larger to smaller group systems. Average selling prices were lower across all product lines versus 1998. This trend in lower selling prices is expected to continue as the Company adjusts its prices in response to competitive pressures.

      Total videoconferencing system units sold increased 21% versus the prior year. Group system volume increased by nearly 11% as a result of Swiftsite II and Intel TeamStation sales, while desktop/personal system volume increased by 29%, driven by the addition of Intel Proshare sales. Total units sold of larger group systems, Concordes and Venues, were 29% lower versus the second quarter of 1999 and 47% lower versus the third quarter of 1998.

      The videoconferencing products segment generated an operating loss of $14.0 million during the third quarter of 1999 compared to $0.4 million of operating income in the third quarter of 1998. The primary reasons for the decreased profitability from the third quarter of 1998 to the third quarter of 1999 were lower average sales prices, decreased software capitalization, capitalized software amortization related to Swiftsite II and amortization of goodwill and completed technology purchased in the fourth quarter 1998 in connection with the Starlight acquisition. These items were partially offset by a $6.8 million reduction in continuing operating expenses versus the third quarter of 1998. Losses decreased from 30% of revenue to 25% from the second to the third quarter of 1999, respectively. This was primarily driven by an $8.0 million reduction in ongoing operating expenses versus the second quarter of 1999. Management continues to look aggressively at additional opportunities for further expense and infrastructure savings in light of current revenue performance.

      Videoconferencing Services.  The videoconferencing services segment provides maintenance as well as professional consulting and management services for videoconferencing products sold by the Company and its competitors. Third quarter 1999 segment revenues increased $4.2 million, or 29%, to $18.8 million from third quarter 1998 levels. Maintenance revenue grew 14% versus the third quarter of 1998, while professional services increased 66%. Revenue for the third quarter of 1999 was $2.7 million higher than the second quarter of 1999, which represents 17% sequential growth. Second quarter revenue was adversely impacted by deferral of certain revenue associated with a large integration project, a portion of which was recognized in the third quarter.

      Operating income for the third quarter of 1999 declined $0.8 million from the comparable prior year period to $1.6 million and represented 9% of revenues versus 17% a year earlier. The dollar decline was caused by higher costs for contracted services, increased provision for spare parts obsolescence and the cost of developing two startup service offerings. A shift in the revenue mix towards lower margin professional services also adversely impacted profitability as a percent of revenue. Third quarter segment operating income grew $1.4 million from the second quarter and increased as a percent of revenue by over seven percentage points. The Company anticipates further profitability improvement in the fourth quarter as further cost structure adjustments are implemented.

      Audioconferencing (MultiLink).  The audioconferencing segment develops, manufactures, markets, and services multipoint audioconferencing control units. Two major sources of audioconferencing revenues are sales to service bureaus, which are companies that provide use of the equipment to third parties, and enterprise product sales to end-users. Third quarter revenues of $3.9 million declined $1.8 million, or 32%, from the third quarter of 1998 and were flat compared with the second quarter of this year. Reduced sales to service bureaus are responsible for the year over year decrease as MultiLink transitions from its legacy System 70 audioconferencing product to its next generation offering, the System 700. This new product is currently in beta testing and is scheduled for production release in the fourth quarter. Management anticipates that MultiLink will return to historical revenue levels once the System 700 and other new products are introduced.

      Operating income decreased $3.0 million to a loss of $0.5 million in the third quarter of 1999 from the third quarter of 1998. This is primarily due to decreased sales levels, increased research and development spending on enhancing existing products and developing the System 700 and other next generation products, and increased personnel to support these activities.

Nine Months Ended October 3, 1999 Compared to Nine Months Ended September 27, 1998

      Revenues.  Total revenues of $240,969,000 decreased $66,716,000, or 22%, in the nine months ended October 3, 1999 compared to the nine months of 1998. Lower average selling prices and changes in the product sales mix to sales of products at the lower end of the product line principally account for the decline, as discussed below in “Videoconferencing Products.” Revenues from sales to foreign markets increased four percentage points during the nine months ended October 3, 1999 as compared to the same period in 1998 and represented 47% of total sales.

      Gross Margin.  Overall gross margin declined $55,743,000 to $76,177,000 in the nine months ended October 3, 1999 versus the comparable period in 1998. Gross margin as a percentage of revenues declined to 31.6% from 42.9% for the period ended October 3, 1999 as compared to the comparable period in 1998. The decreases were caused by lower average selling prices coupled with unfavorable mix variance in videoconferencing products.

      Selling, General and Administrative.  Selling, general and administrative expenses increased $1,141,000, or 1%, from the comparable nine months in 1998. The 1998 Starlight acquisition and excess real estate costs contributed to the unfavorable comparison. The Company expects to realize the full benefits of its real estate consolidation efforts beginning in fourth quarter of 1999. These charges more than offset savings that began to be realized from cost reduction programs the Company has implemented.

      Research and Development.  Research and development expenses increased $5,562,000, or 12%, from the comparable nine months in 1998. New product development expenditures at Starlight, which was acquired in the fourth quarter of 1998, and in the audioconferencing segment, plus the effect of decreased capitalization of software development costs account for the higher expenses. The Company capitalized $5,411,000 of software development costs in the first nine months of 1998. No such costs were capitalized in 1999 as no current projects in progress had achieved technological feasibility.

      Other Income, net.  As discussed above, other income, net for the first nine months of 1999 includes the $8,495,000 gain from sale of RealNetworks shares.

      Income Taxes.  The Company’s effective income tax rate for the nine months ended October 3, 1999 was 4.0% as compared with 32.0% tax benefit for the comparable period in 1998. The decrease in the effective tax rate was due to the Company recording a full valuation allowance against net deferred tax assets in the fourth quarter of 1998 and continued uncertainty as to future realization of those assets. The effective tax rate in 1999 relates to foreign and state taxes.

  Videoconferencing Products, Videoconferencing Services and Audioconferencing Segments

      Videoconferencing Products.  Videoconferencing product revenues totaled $175.8 million for the first nine months 1999, which represents a $71.6 million, or 29%, decrease from the first nine months of last year. Lower average selling prices and changes in product sales mix from larger to smaller group systems were responsible for the decrease. Average selling prices were lower across all product lines versus 1998, with this trend expected to continue as the Company adjusts its prices in response to customer requirements.

      Total videoconferencing system units were flat versus the prior year, with group system volume increasing by 11% and desktop/personal system volume decreasing by 7%. Total units sold of larger group systems, Concordes and Venues, declined 32%, while sales of smaller systems, Swiftsite II and TeamStation, increased 80%.

      High-end videoconferencing system sales are down from prior years as customers express a stronger preference for compact and PC based systems. Moreover, in the beginning of 1999 the Company experienced delays delivering its next generation product in the compact segment. Swiftsite II was introduced by the Company in the first quarter of 1999, but shipments were suspended pending software improvements late in the first quarter and not resumed until late in the second quarter. The Company also expects a significant market shift as the increasing availability of wide band networks supports dramatic growth of videoconferencing and collaboration, particularly using Internet Protocol (IP) standards. To address the changing market conditions, on January 19, 1999 the Company entered into a joint distribution and joint development agreement with Intel Corporation as is described above. Under this agreement, the Company is developing a new range of products to address both current and future market needs. The first of these new products is expected to be available in the second quarter of 2000.

      The videoconferencing products segment operating loss increased to $55.9 million during the first nine months of 1999 compared to $7.6 million operating loss during the first nine months of 1998. The primary reasons for the increased losses were lower average sales prices, unfavorable change in sales mix, the combined effect of decreased software capitalization and increase in software amortization charges and excess infrastructure and overhead associated with lower volumes.

      Videoconferencing Services.  Videoconferencing service revenues totaled $51.7 million during the first nine months of 1999,which represents a $8.3 million, or 19%, increase from the first nine months of 1998. Maintenance services grew 12% and professional services increased 33% in the first nine months of 1999 over the comparable period in 1998. The increases in both areas were due to higher renewal rates and new customers.

      Operating income was $2.9 million through the first nine months of 1999 compared with $6.1 million a year earlier. The decline in operating income for the nine months ended October 3, 1999 over the comparable period of 1998 are for the same reasons as detailed above in “Videoconferencing Services” three months ended October 3, 1999.

      Audioconferencing (MultiLink).  The first nine months 1999 audioconferencing revenues totaled $13.5 million, which represents a $3.4 million, or 20%, decrease from the first nine months of 1998. This decline in revenue is for the same reasons as detailed above in “Audioconferencing” three months ended October 3, 1999.

      Operating income decreased from $6.2 million in the first nine months of 1998 to an operating loss of $3.5 million for the first three quarters of 1999, primarily because of a $2.5 million second quarter 1999 facilities consolidation charge, decreased sales, and increased research and development spending on enhancing existing products and developing next generation products.

Liquidity and Capital Resources

      At October 3, 1999, the Company had $18,670,000 in cash and cash equivalents and $51,864,000 in short-term marketable securities. Net cash used by operating activities during the nine months ended October 3, 1999 increased by $94,643,000 over the first nine months of the prior year. The primary uses of cash during the nine months ended October 3, 1999 were to fund the operating loss, increase inventory, and decrease accounts payable. The principal source of cash was the receipt of $30.5 million of cash from the issuance of convertible preferred stock to Intel Corporation. The Company paid $0.7 million of accrued severance and restructuring charges during the third quarter of 1999 and had a remaining accrual for such items of $2.0 million as of October 3, 1999, the balance of which will be paid over the next 24 months.

      Net cash used in operating activities was $57,487,000 for the nine months ended October 3, 1999. This amount represents net cash used in the first quarter of $22,054,000, $17,747,000 in the second quarter, and $17,686,000 in the third quarter. Cash utilization is of major concern to the Company. To reduce this usage, the Company has restructured and consolidated several areas, intensified programs to reduce inventory, receivables, and capital expenditures and is using attrition, without replacement, plus selective layoffs to reduce headcount. Although the Company does not believe these programs will have enough impact during the fourth quarter of 1999 to eliminate net cash usage, it does believe that these programs will have a significant impact.

      The Company has a revolving credit agreement, expiring June 15, 2001, with a bank group led by Chase Manhattan Bank as a source of funds. The Company has up to $35,000,000 available for borrowing under the new credit agreement. At October 3, 1999, no borrowings were outstanding under this credit agreement. However, the Company has $28,095,000 of outstanding standby letters of credit issued under this agreement which reduces the amount available for borrowing on a dollar for dollar basis. Fees for letters of credit outstanding against this revolving credit line are payable at 125 basis points per annum of the face amount. The revolving credit agreement is collateralized by substantially all assets of the parent Company and certain stock of its subsidiaries. The credit agreement also contains certain financial covenants, including net income (loss) and minimum cash requirements. As of October 3, 1999, the Company was in compliance with all covenants.

      Local lines of credit are available for short-term advances of approximately $900,000 to certain of the Company’s foreign subsidiaries. The agreements require interest payable at the bank’s prime lending rate plus one-quarter of one percent per annum. No borrowings were outstanding against these local lines of credit at October 3, 1999.

      In June 1999, the Company entered into a short-term security agreement with BankBoston. Under this agreement, the Company pledged to the bank certain amounts of cash and cash equivalents as collateral for obligations of the Company arising from cash management and foreign exchange services. The required collateral was $2,500,000 as of October 3, 1999.

      The Company has operating leases for various rented properties. The Company signed an agreement to sublease MultiLink’s former facility in Andover, Massachusetts in May 1999 as part of its space consolidation efforts. As of October 3, 1999, the remaining obligation under this operating lease was $8.4 million. After giving effect to expected sublease income, this obligation is $5.2 million.

      In October 1998, the Board of Directors authorized a plan to repurchase up to 1,000,000 shares of the Company’s common stock in open market, privately negotiated or other transactions. During the nine month period ended October 3, 1999, the Company repurchased 90,725 shares at a cost of $556,207. As of October 3, 1999, the Company had no definitive plans to repurchase the remainder of the shares.

      The Company believes that funds from operations, lines of credit, equipment lease financing and existing cash, cash equivalents and marketable securities should be sufficient to meet the Company’s operating, investing and financing requirements for the foreseeable future. The Company is also exploring alternative sources of capital.

      On October 28, 1999, the Company announced it had retained an investment banking firm to represent it in the sale of MultiLink. This potential divestiture is part of the Company’s strategy to focus on market opportunities for its core visual collaboration business.

Risk Factors Which May Affect Future Results

      The following risk factors relating to the business of PictureTel and certain forward-looking statements contained herein, should be considered by current and prospective investors of PictureTel stock. These factors should be considered in conjunction with other information contained in this document.

      New Products, Cost Reductions, Technological Change, and Evolving Markets.  The Company is engaged in an industry that is still emerging as a result of extensive research and development efforts and which continues to bring to market new, more technologically advanced products introduced on an accelerated basis. Simultaneously, the larger telecommunications market is in a heightened competitive state due to deregulation throughout the world. In order to maintain its market share in this fast-paced emerging market, the Company must continue to introduce, through internal development or by acquisition, significant innovative, technologically leading and cost-competitive products. There can be no assurance that such new products will be introduced by the Company, or if introduced, will be accepted by the market and its customers. In November 1998, the Company acquired all of the common stock of Starlight Networks, Inc. Starlight develops, manufactures, and markets streaming video that enables live, interactive multicast video-on-demand. There can be no assurance that the integration of Starlight will be successful or produce products that will be accretive to the Company’s results of operations and financial condition. In January 1999, the Company entered into a distribution and joint product development agreement with Intel Corporation. The two companies will develop videoconferencing and collaborative products based on a common PC-based technology platform. There can be no assurance that the partnership will be successful or produce products that will be accretive to the Company’s results of operations and financial condition. In addition to offering products that operate in an integrated service digital network (ISDN) environment, the Company and its competitors are exploring continued development of products and services for new technologies and networks, such as the Internet and corporate Intranets or LANs. The industry standards for such new technologies and networks, however, are still in the early stages of development, which the Company believes has led to customer uncertainty and, accordingly, a slowdown in the growth of the general market for videoconferencing products. As a result of customer preferences, the Company has also experienced over the past year a shift in its sales model to videoconferencing systems with lower average selling prices. There can be no assurance that the Company will be successful in implementing cost reductions for all of its products or in developing and marketing suitable new products and related services with attractive margins for these new technologies and networks. The possible transition, migration and/or convergence of technologies are difficult to predict and could have profound implications for the industry and the business of the Company. Further, there is significant risk that existing products could be rendered obsolete due to changing technology.

      On June 9, 1999 the Company announced a new strategic direction called Visual Collaboration for the ’Net (VCN). There can be no assurance that the Company will be successful in implementing this new strategy, or if the strategy is implemented that the market will adopt the products associated with the strategy to an extent to be accretive to the Company’s results of operations or financial condition.

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

      Manufacturing.  Certain key subassemblies and products are currently available only from one vendor and several vendors are smaller corporations with limited financial resources that could prove to be inadequate. In some cases, components are received from only one vendor, even where multiple sources are available, to maintain quality control and enhance the working relationship with the vendor. In addition, the Company from time to time enters into development arrangements with third parties to develop and incorporate new features and functions into the Company’s products. Failure of these third parties to fulfill their respective obligations under these development arrangements could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s business could also be adversely affected by delays or interruptions in delivery, and poor quality of supplies, subassemblies or products from key vendors. In addition, the Company designs and procures certain circuits, components and subassemblies from non-videoconferencing divisions of its competitors, such as Sony and Panasonic Corporation. The failure to obtain adequate supplies or the requirement to redesign and source supplies from another manufacturer may take substantial time and result in significant expense, each of which could impact product shipments and materially and adversely affect the Company’s business, financial condition or results of operations.

      Recent History of Losses.  For the quarter ended October 3, 1999, the Company reported a 23% decrease in revenues as compared to revenues for the quarter ended September 27, 1998, and a net loss for the quarter in the amount of $10,567,000 compared to net income of $1,624,000 for the comparable quarter in 1998. The Company reported a 22% decrease in revenues for the nine months ended October 3, 1999, as compared to revenues for the nine months ended September 27, 1998, and an increase in net loss from $7,230,000 to $68,369,000.

      The Company had revenues of $406,152,000 and $466,425,000 for the year ended December 31, 1998 and December 31, 1997, respectively, and net losses of $55,679,000 and $39,398,000, respectively. Included in the results for the year ended December 31, 1998 were charges totaling $9,957,000 related to discontinuing a video network server product line and the write-down of certain inventory and fixed assets and a valuation allowance for deferred taxes of $35,141,000. The Company recorded other charges in the year ended December 31, 1997 to bring expenses into line with its lower level of revenues and a lower expected rate of growth. Revenues and prospects for growth have been impacted by, among other things, the decline in the average selling price for several PictureTel products, a decline in the profitability of the industry, a slowdown in the general market for videoconferencing products, and also in part resulting from the perceived uncertainty of customers with respect to the compatibility of existing products of the Company and its competitors with expected new multimedia videoconferencing products utilizing the Internet and LAN systems. Continued lower operating results will impact the Company’s ability to remain in compliance with covenants under its existing revolving credit agreement or to maintain an adequate cash position to adequately fund its operations. While the Company plans to preserve cash and marketable securities by reducing working capital, capital expenditures and operating expenses, it is not certain that such plans will be adequate to meet operating needs if losses continue at recent levels.

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

      International Operations.  Revenues related to international operations of the Company totaled approximately 41% and 47% of total revenues for the quarter and nine months ended October 3, 1999, respectively, and 43% of total revenues for both the years ended December 31, 1998 and 1997, respectively. Management of the Company expects international revenues to continue to constitute a significant portion of total revenues in future periods. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, financial condition, results of operations or cash flows could be materially adversely affected. The Company’s sales to international distributors are denominated in U.S. dollars in order to minimize risks associated with fluctuating foreign currency rates. An increase in the value of the U.S. dollar relative to other currencies, however, could make the Company’s product more expensive and, therefore, potentially less competitive in foreign markets. Sales by the Company’s foreign subsidiaries are generally made in the foreign subsidiary’s local currency, in which case fluctuations in the value of the U.S. dollar relative to such other currencies could have a material adverse effect on the operating results of the Company. Currently, the Company employs various currency hedging strategies to reduce these risks. In addition, a significant portion of the Company’s revenue is derived from Asian markets. Given the current general weakness in the Asian markets, there can be no assurance that the Company will be able to sustain current revenue levels or growth in such markets. There can be no assurance that the above factors will not have a material adverse effect on the Company’s future international sales and, consequently, on its business, financial condition, results of operations or cash flows.

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

      Dependence on Key Personnel.  On August 31, 1999, the Company announced that Dr. Norman Gaut had succeeded Bruce R. Bond as Chairman of the Board, Chief Executive Officer, and President of the Company. In February 1998, Mr. Bond succeeded Dr. Gaut as Chief Executive Officer and President, and had been elected Chairman of the Board in June 1998. At that time, Dr. Gaut retired as an active employee while remaining a member of the Board of Directors. Dr. Gaut has accepted his reappointment at a difficult time for the Company and there is no assurance that this transition will be successful. On September 20, 1999, the Company announced that Gary Bond, Group Vice President and General Manager of Products was leaving the Company. The Company depends on a limited number of key senior management personnel, including Timothy Duffy, Group Vice President Conferencing Products; Arthur Fatum, Vice President and Chief Financial Officer; David Grainger, Group Vice President and General Manager of Services; and John Nye, Vice President, MultiLink. There has been considerable turnover in the Company’s senior management team over the past several years, and the loss of the services of one or more of the Company’s senior management team or the inability to attract, retain, motivate and manage additional key personnel could have a material adverse effect on the business, financial condition or operating results of the Company. In addition, over the past year, the Company has experienced an increase in voluntary employee attrition from engineering and other departments. There is no assurance, given the competitive nature of the current job market, that the Company will be able to adequately fill the open positions.

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

      The Company has completed a comprehensive IT Systems inventory analysis and risk assessment in the third quarter of 1999. As previously planned and budgeted, the Company completed the upgrade of its core domestic IT Systems to incorporate additional desired features and functionality and is now testing the Year 2000 compliance of the customizations to the software. The Company expects to complete this process as planned by November 30, 1999. IT systems at several foreign subsidiaries have been converted to the IT systems used domestically as of August 1999. Systems supporting MultiLink are expected to be replaced during the fourth quarter of 1999 in order to achieve Year 2000 compliance. The Company currently estimates $1,000,000 of 1999 IT system remediation costs based on its assessment to date. To the extent, however, that such upgrades are not completed in a timely manner, the Company’s operations, financial condition, results of operations or cash flows could be materially adversely affected.

      PictureTel completed an assessment of desktops and related Third Party systems and is in the process of developing a remediation plan for the inventory that is not compliant. The Company does not expect the cost of addressing areas of non-compliance will have a material adverse impact on its operations or its financial position, results of operations or cash flows.

      The Company has completed a Non-IT Systems inventory analysis and risk assessment in October of 1999. The costs of any remediation actions required in order to be Year 2000 compliant are estimated at $400,000. The Company projects that the Year 2000 Issue for Non-IT Systems will not have a material adverse impact on its operations or its financial position, results of operations or cash flows.

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

      The Company estimates that it has spent a total of $983,400 on inventory analysis, risk assessment and remediation to date. These Year 2000 expenditures are within the Company’s planned organizational budgets and include the cost of independent Year 2000 solution providers. Year 2000 expenditures for IT Systems, Non-IT Systems and Third Party Systems do not reflect the cost to the Company of internal resources working on the Year 2000 Issue and do not reflect planned upgrades or planned replacement systems which may have a positive impact on resolving the Year 2000 Issue. The Company is developing a high-level contingency plan relating to its core business processes and its IT Systems, including Third Party systems and Non-IT Systems. One IT Systems project will be deferred due to focusing on replacing other systems due to the Year 2000 Issue.

      The Company has also tested its products for Year 2000 compliance and has determined that all PictureTel products currently available for sale have either successfully passed Year 2000 compliance testing or are not subject to Year 2000 compliance because such products do not import, export or process date information in any manner. A small number of the Company’s installed base products do not meet Year 2000 compliance testing. For these older, non-compliant versions of products, the Company has, with one exception, developed adequate workarounds that will be made available to customers and that will permit the products to continue to operate with full functionality.

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

  B.  Shareholder Litigation

      Since September 23, 1997, seven class action shareholders’ complaints have been filed against the Company, Norman E. Gaut, then Director and Chairman of the Board, Chief Executive Officer and President, and Les Strauss, the former Vice President and Chief Financial Officer, in the United States District Court for the District of Massachusetts. The plaintiffs filed a consolidated complaint on February 11, 1998.

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

      On June 17, 1999 the Company announced that it had entered into a settlement agreement with the Plaintiffs. The Settlement provides that the claim against PictureTel and Mr. Strauss will be dismissed. In agreeing to the proposed settlement, the Company and Mr. Strauss specifically deny any wrongdoing. The settlement provides for a cash payment of $12 million by the Company, plus interest, after the settlement is final. More than 75% of the settlement amount will be covered by the Company’s insurance. The settlement is subject to certain customary conditions, including preliminary and final approval by the United States District court for the District of Massachusetts, and notice to the class. On July 29, 1999, the court gave preliminary approval of the settlement. Formal notices with details of the settlement have been sent to the purported class members by the Plaintiffs’ counsel.

  C.  SEC Investigation

      In May 1999, the Company was informed that the Securities and Exchange Commission (SEC) had initiated a formal investigation of matters related to the Company’s 1997 restatement of its earnings. PictureTel has been cooperating with the SEC and will continue to do so. The Company expresses no opinion as to the likely outcome. The Company does not believe that the investigation will have a material adverse affect to its business, financial condition, results of operations or cash flows.

  D.  Revnet, Inc.

      On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, Revnet, Inc., which has ceased operations. (Revnet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleges that the Company breached an oral contract. Revnet is allegedly seeking $200,000,000 in damages. Discovery is in process. The Company believes that the complaint and the claim for damages are without merit and intends to vigorously defend against them. In addition, after limited discovery under the above named suit, the Company on September 13, 1999 filed a related action in the Circuit Court for Baltimore City, Maryland against Revnet, Inc., Vuecom, Inc. (an entity related to Revnet, Inc.), George Harris IV, George Sandmann and Lou Brown, (PictureTel Corporation v. Revnet, Inc., et al. Civil Action 24-C99-004406) alleging among other things Breach of Contract, Fraudulent Inducement and Securities Fraud. The Company’s complaint is seeking more than $7,000,000 in damages.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

10.6.2	Employment Agreement Letter by and between Norman Gaut and PictureTel Corporation dated August 31, 1999.
10.18.3	Separation Agreement Letter by and between Bruce R. Bond and PictureTel Corporation dated August 31, 1999.
10.20.2	Separation Agreement Letter by and between Gary L. Bond and PictureTel Corporation dated September 10, 1999.
27.1	Financial Data Schedule for the period ended October 3, 1999 as required by Item 601(c) of Regulation S-K

      (b)  Reports on Form 8-K

      None.

SIGNATURE

      Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PICTURETEL CORPORATION

/s/ ARTHUR L. FATUM

Arthur L. Fatum
Vice President and Chief Financial Officer,
(Principal Financial and Accounting Officer)
November 16, 1999