Form 10-Q/A
period 1999-10-03
PICTURETEL CORP
filed 1999-12-16
CIK 755095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note for the Correction

      PictureTel Corporation’s Form 10-Q for third quarter of 1999, filed on November 16, 1999 contained a typographical error on the Consolidated Statements of Cash Flows for the nine months ended October 3, 1999. Restricted cash for the nine months ended October 3, 1999 was incorrectly stated as $(1,500). The correct amount is $(2,500). This error did not impact any of the subtotals or totals within the Consolidated Statements of Cash Flows or any other section of this Form 10-Q.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(unaudited)

	Nine Months Ended

	October 3,	September 27,
	1999	1998

Cash flows from operating activities:

Net loss	$(68,369)	$(7,230)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	26,246	20,749

Provision for doubtful accounts	2,333	1,200

Inventory provision	2,851	1,806

Write-down of capitalized software	—	1,586

Write-down of long-lived assets	—	4,210

Deferred taxes, net	—	3,402

Gain on sales of securities	(8,495)	—

Other non-cash items	64	915

Changes in operating assets and liabilities:

Accounts receivable	7,151	14,504

Inventories	(7,744)	11,609

Other current assets	(4,803)	(2,551)

Accounts payable	(12,623)	(2,989)

Accrued compensation and benefits and accrued expenses	2,203	(9,321)

Deferred revenue	3,699	(734)

Net cash provided by (used in) operating activities	(57,487)	37,156

Cash flows from investing activities:

Purchase of marketable securities	(107,849)	(94,703)

Proceeds from marketable securities	94,063	75,931

Purchases of property and equipment	(9,756)	(13,340)

Proceeds from sales of fixed assets	12	—

Capitalized software costs	—	(5,162)

Purchase of other assets	—	(3,484)

Proceeds from sale of securities	8,495	—

Net cash used in investing activities	(15,035)	(40,758)

Cash flows from financing activities:

Restricted cash	(2,500)	—

Net payments from foreign lines of credit	—	2,437

Payments on short-term/long-term borrowings	(855)	—

Principal payments under capital lease obligations	(3,113)	(2,292)

Common stock repurchase	(556)	—

Proceeds from preferred stock issuance	30,500	—

Proceeds from exercise of stock options	1,821	793

Proceeds from stock purchase plan	790	1,660

Net cash provided by financing activities	26,087	2,598

Effect of exchange rate changes on cash	2,463	415

Net decrease in cash and cash equivalents	(43,972)	(589)

Cash and cash equivalents at beginning of period	62,642	49,859

Cash and cash equivalents at end of period	$18,670	$49,270

SIGNATURE

      Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PICTURETEL CORPORATION

/s/ ARTHUR L. FATUM

Arthur L. Fatum
Vice President and Chief Financial Officer,
(Principal Financial and Accounting Officer)
December 16, 1999