Form 10-K
period 1999-12-31
PICTURETEL CORP
filed 2000-04-14
CIK 755095

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

Common Stock

(Title and Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes  [X]  No  [   ]

      Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  [X]

      The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of March 10, 2000 was $540,814,422. On such date, the average of the high and low price of the Common Stock was $13.31 per share. The Registrant has 40,954,784 shares of Common Stock outstanding as of March 10, 2000.

Documents Incorporated by Reference

      Portions of the definitive 2000 Proxy Statement in connection with the Annual Meeting of Stockholders to be held June 16, 2000 are incorporated by reference into Part III.

      A list of all Exhibits to this Annual Report on Form 10-K is located at 50 through 54.

Item 1.  Business

      PictureTel Corporation (the “Company” or “PictureTel”) is the world leader in developing, manufacturing and marketing a full range of visual and audio collaboration solutions. Visual collaboration employs videoconferencing, video streaming and data collaboration technologies to facilitate productive meeting environments that may incorporate video, audio, and real-time and archived multimedia data. The Company’s products and services enable businesses, schools, medical facilities, government and other organizations to eliminate the barrier of distance so they can work together more effectively. PictureTel markets a complete line of videoconferencing systems, multi-location servers, peripheral equipment and a full suite of enterprise-wide services.

      PictureTel is organized into three distinct business segments, each responsible for its own profitability. The business segments are videoconferencing products, videoconferencing services, and audioconferencing products, which consists of its MultiLink®, Inc. subsidiary. During 1999, the Company transitioned from a common sales organization selling PictureTel’s entire range of video and audio products and services to stand-alone sales organizations within each business unit. The videoconferencing products’ direct sales organization and its worldwide sales channels currently also sell certain videoconferencing services’ offerings.

      PictureTel is a Delaware corporation organized in 1984, with executive offices at 100 Minuteman Road, Andover, Massachusetts 01810 (telephone: 978-292-5000).

Videoconferencing Products

      The core of PictureTel’s business since the Company’s inception in 1984 has been the development, manufacture and marketing of a complete line of full-featured videoconferencing systems. PictureTel’s videoconferencing systems deliver full-color video and high-fidelity, FM radio-caliber audio so customers can enjoy a natural, productive meeting environment whether they are in the same office complex or halfway around the world from each other. The video and audio signals are transmitted over either digital telephone lines, most often ISDN (Integrated Services Digital Network) lines, which are part of the public switched telephone network, or networks that use the Internet Protocol (IP). PictureTel has been and remains the world leader in its industry with more than twelve thousand organizations around the world using PictureTel systems to conduct face-to-face meetings with colleagues, partners, suppliers, customers and others. The Company’s videoconferencing systems consist of three categories: group, desktop/personal and network server systems.

      PictureTel’s group videoconferencing systems, the performance line Concorde 4500™ and the value line Venue 2000™ families of products, are dedicated conference-room systems that deliver high-quality video and audio performance at a variety of price points. Units include all equipment necessary to videoconference. PictureTel created the compact category of videoconferencing in 1996 with the introduction of SwiftSite™, the world’s first compact videoconferencing system. SwiftSite — and its follow-on SwiftSite II™ and PictureTel 760™ models — deliver high-quality performance in a simple, portable and affordable package. These compact-class products, which sit on top of the monitor to which they are connected, are optimized for use in smaller offices. They have proven popular in field sales offices, franchises and other similar locations where they can complement the larger group systems deployed at headquarters and other larger sites. The Company also markets Intel Corporation’s TeamStation™, a PC-based videoconferencing system capable of operating on ISDN and IP networks, under the terms of an exclusive distribution agreement.

      PictureTel also has a complete line of personal or desktop videoconferencing systems. These systems, which add videoconferencing capabilities to standard personal computers, are suited for use by individuals who not only need to videoconference with one or more sites, but also share any number of PC documents through the systems’ data-conferencing capabilities. PictureTel’s desktop systems run on the most popular Microsoft® operating systems. PictureTel introduced its first PC-based personal systems in 1994, when that segment of the market was emerging. PictureTel’s personal systems operate in much the same way as the Company’s group systems. PictureTel markets several different models of personal videoconferencing systems. The PictureTel Live200™ is an ISDN-based system. The PictureTel 550™ desktop system operates over both ISDN lines and networks that use the Internet Protocol. In addition, the Company distributes the Intel® ProShare® Video System 500. Using IP network capabilities enables the systems to operate over many different types of IP-based networks, including Ethernet local area networks (LANs). These IP-based systems, which are becoming an increasingly significant part of PictureTel’s product line, are expected to play an even more prominent role in the future of PictureTel and the videoconferencing industry in general. PictureTel LiveLAN™ is designed exclusively for use over IP networks.

      All of PictureTel’s group, desktop/personal and network server videoconferencing systems deliver 15 frames-per-second of video performance at 128 Kbps (Kilobits per second) over ISDN lines. Many PictureTel systems in all three categories also have the ability to deliver up to 30 frames per second of video performance — the same frame rate as broadcast television — at 384 Kbps. PictureTel IP-based systems also can deliver up to 30 frames per second of video performance.

      When business people need to collaborate with colleagues across a city or halfway around the world, they often require network products that enable more than two systems to participate in the same conference. PictureTel markets three ISDN-based multi-location conferencing server lines: Montage™, Prism™ and Accord™ MCG-100. The MCG-100 and Montage are designed for large, reservation-based videoconferencing networks. Prism is a smaller system designed for use with personal videoconferencing systems and in situations where users want to conduct multi-location conferences more spontaneously. In the IP-conferencing market, PictureTel provides PictureTel 330™ NetConference multipoint server software. With the PictureTel 330, organizations can create virtual conference rooms on a variety of local area networks and the Internet for videoconferencing and data conferencing. In addition to multi-location servers, PictureTel’s complete network products line includes scheduling software, gateway products that enable users to conduct conferences between ISDN- and IP-based videoconferencing systems, and management software that enables the user to control videoconference network traffic on their local area network.

      PictureTel systems support international standards for videoconferencing. H.320 is the international standard for ISDN-based videoconferencing and H.323 is the standard for IP-based videoconferencing. PictureTel products also support T.120, the international standard for data collaboration. PictureTel has been a staunch supporter of and contributor to worldwide videoconferencing standards. PictureTel co-authored the H.323 standard and has contributed portions of the H.320 and T.120 standards as well. PictureTel’s commitment to industry standards gives its customers the peace of mind that their PictureTel systems will interoperate with any other manufacturer’s standards-based systems. In a PictureTel-to-PictureTel operating environment, PictureTel systems are built to function in an above-standards mode using proprietary technology to deliver the highest possible video and audio performance.

      One of the key new technologies behind visual collaboration is streaming video. In 1998, PictureTel acquired Starlight Networks, Inc., a provider of streaming-media solutions for enterprise communications. PictureTel sees tremendous synergy between its traditional videoconferencing technologies and video-streaming technology. When businesses add video-streaming technology to their existing videoconferencing capabilities, they will be able to take some of their important intellectual capital — meetings involving technical, marketing, sales and other experts — and enable employees, suppliers, partners and customers anywhere in the world to experience these meetings first hand by viewing the streamed content over IP-based networks. They also can extend the reach of that information by providing on-demand access at a later time. The acquisition of Starlight is expected to enable the Company to address a wider set of customers’ visual collaboration needs with solutions for enterprise briefings, distance learning applications, and business television. The acquisition also provides the Company with a knowledge base of streaming technology, which is a natural extension of PictureTel’s interactive visual collaboration leadership and complements PictureTel’s IP-based videoconferencing technology. The first new product resulting from this acquisition, known as eVideo Application Server, was released for commercial sale in March 2000.

Intel Relationship

      In January 1999, PictureTel entered into a distribution and joint product development agreement to accelerate growth of videoconferencing worldwide. Under terms of the distribution and development agreement, Intel provided PictureTel with distribution rights to sell the Intel® ProShare® Video System 500, and exclusive worldwide distribution rights to sell and support the Intel® TeamStation™ System. In addition to its expertise in videoconferencing distribution, sales and marketing, PictureTel provides its complete line of professional, managed and maintenance support services for both products. Intel TeamStation System is a conference room workstation that combines videoconferencing, Internet access, corporate network access and PC applications in one convenient system. Based on the Intel Pentium® line of processors, the Intel TeamStation is a turnkey, high-performance system that brings increased productivity to conference rooms. Intel ProShare Video System 500 is an add-in kit for desktop PCs. It operates over both ISDN and LAN networks and offers fully integrated data-sharing capabilities. These Intel products augment PictureTel’s existing product line of group, desktop/personal and network server systems.

      Intel and PictureTel also agreed to begin joint development of videoconferencing and collaboration products based on a common PC-based technology platform. The common platform will be the foundation for future products that will feature communication and multimedia capabilities such as collaboration over LANs, streaming audio and video, and real-time conferencing. The first products resulting from this joint development agreement are expected to be introduced starting the second quarter of 2000. These future products, which will operate over multiple networks, including IP, ISDN and asynchronous transfer mode (ATM), are expected to replace PictureTel’s existing product line over time and will be marketed under the PictureTel brand name. Both PictureTel and Intel will receive compensation for the sale of products or components featuring either company’s technology.

      Additionally, on February 18, 1999, Intel invested $30.5 million in the Company, acquiring approximately 10% of the Company’s equity through convertible preferred stock.

Videoconferencing Services

      PictureTel assists customers in implementing and managing their visual collaboration technology on a global enterprise-wide basis through a comprehensive portfolio of maintenance and professional services, which together address each phase of the product life cycle. Professional services include conferencing, consulting, education, design and project management services. Consulting services provide planning and needs analysis to customers. Design services, such as room design and custom solutions, provide customized videoconferencing solutions to meet each customer’s unique requirements. Project management, installation and training provide customers with effective implementation of videoconferencing systems. For the on-going operation of customers’ videoconferencing environments, PictureTel provides conference services and maintenance services. Conference services facilitate the customer’s use of the videoconferencing technology by providing conference room scheduling, call launching, bridging and end-to-end problem resolution during conferences. These services are delivered for point-to-point, as well as multipoint conferences on a global basis. All services are sold both directly to customers and through PictureTel’s distributors. Service programs for local and international distributors range from reselling PictureTel’s service offerings to providing back-end support for servicing end-users.

      All maintenance services are delivered on a worldwide basis from several integrated global support centers located in the United States, United Kingdom, Singapore and Japan. Spare parts are stocked around the world to meet response time commitments to customers and distributors. PictureTel utilizes direct field service staff as well as distributors and third party service providers to perform installation and on-site repairs. Conference services are delivered from geographically distributed Network Operations Centers. Major centers are in the United States, United Kingdom, and Singapore. PictureTel delivers professional services and training through conferencing engineers, consultants, project managers and instructors. In addition, PictureTel offers electronic support via the World Wide Web.

      PictureTel believes that the quality and reliability of its systems and services are important to customer satisfaction. Accordingly, PictureTel’s videoconferencing services are ISO9002 registered and PictureTel expects to continue to maintain its certification. PictureTel also regularly measures customer satisfaction and strives to implement corrective actions to improve the quality of its service. The delivery of service is backed by PictureTel’s certification program, which tests and certifies the technical abilities of all support personnel dealing with videoconferencing products. PictureTel provides warranty support for parts and software media on the majority of its products. The warranty period is generally one year for hardware, ninety days for software media, and ninety days for repaired parts.

Audioconferencing Business

      In addition to its core visual collaboration products and services, PictureTel, through its MultiLink business unit, also is a leading worldwide provider of audioconferencing solutions. MultiLink, which PictureTel acquired in 1997, develops, manufactures and markets audioconferencing systems — commonly known as bridges — that allow multiple parties to participate in a telephone call simultaneously. MultiLink introduced its next generation audio bridge (System 700) in December 1999. Many of the world’s leading telecommunications service providers use MultiLink audioconferencing technology to support their multi-location audio conference call services. Corporate customers use MultiLink systems throughout their enterprise to conduct multi-location audio conference calls for a variety of business purposes, including but not limited to business meetings, shareholder services, public relations, project management, focus groups, teletraining, distance learning and crisis management. MultiLink also provides maintenance and other customer support services for its installed base.

Current Strategy

      In early 2000, the Company adopted and is now pursuing a three-pronged approach to meeting the anticipated needs of the developing multimedia collaboration marketplace. First, in conjunction with Intel, it is developing its next generation endpoint conferencing products for video, voice and data collaboration. Second, it is expanding its enterprise-wide solutions services beyond management of multipoint videoconferences to include streaming video services, custom integration, and outsourced management of enterprise conferencing. The last prong is the development of Internet-based, multimedia application services built around a network-neutral collaboration hub and streaming technology developed by its Starlight subsidiary.

      To focus these efforts, the Company is presently in the process of establishing independent business units within PictureTel built around the above initiatives. Each will be free to pursue its market and to seek strategic and financial partners to help them increase PictureTel’s value.

Research and Development

      PictureTel continues to invest a significant percentage of its annual revenue in its research and development activities. A strong investment in research and development since the Company’s inception has enabled PictureTel to become the world leader in videoconferencing and is the basis for the Company’s new visual collaboration strategy. PictureTel’s historic investments in research and development have earned the Company more than thirty patents for its video and audio technologies.

      The overall Company investment in research and development has been reduced and will continue at reduced levels in 2000 and beyond. While spending fewer dollars on research and development programs, PictureTel believes that effective management will result in the same level — if not a higher level — of productivity from its research and development investment.

Sales

      The Company and its subsidiaries currently distribute PictureTel products worldwide by direct sales and indirect channels of distribution. In 1999, the Company derived approximately 24% of its worldwide product revenues from direct selling activities, and 76% from indirect channels.

      Direct Sales Organization. The Company directly markets its videoconferencing products, videoconferencing services and audioconferencing principally to the Fortune 500® (the largest product and service businesses in the United States as published annually by Fortune magazine). These large companies typically have multiple locations in the United States as well as internationally and typically specify a single vendor to supply equipment on a world wide basis. The Company believes that it is important to maintain a close working relationship with these customers in order to meet their demands for sales and support on a multinational basis.

      Within the United States, the Company maintains eight regional sales and support offices, as well as five demonstration centers. Sales offices typically include demonstration equipment as well as a number of customer and technical sales representatives and field support personnel.

      Indirect Channels. To address the market below the Fortune 500 and expand the Company’s presence in the Fortune 500 market, the Company utilizes telecommunication equipment distributors, value-added resellers (“VARs”) and dedicated dealers who sell the Company’s videoconferencing products and videoconferencing services.

      International Distribution. Outside of the United States the Company relies on a network of foreign market distributors and its own international subsidiaries. Agreements with the Company’s foreign market distributors generally provide for pricing, volume discounts, order lead times, a specific geographic territory and other terms and conditions and are typically for terms of one to three years with options to extend such terms by mutual agreement.

Competition

      In its established businesses of group systems and desktop systems, the Company competes with a number of larger corporations, which have greater financial and marketing resources than the Company. In the developing businesses of network-based videoconferencing systems and compact systems, a number of corporations have begun to offer competitive products. In addition, partnerships between corporations that compete with the Company and corporations that develop and market network products, as well as mergers among competitors, are intensifying competition in the marketplace. This increased competition, together with a slowdown in the growth of the general market for videoconferencing products, has led, and may continue to lead, to decreases in average selling prices and margins in both group and desktop videoconferencing systems, a lower segment market share by the Company for products and services in the emerging area of network-based visual collaboration, and to increases in the defection or dilution of the Company’s distribution channel partners to competitors.

      The Company competes primarily on the basis of video and audio quality and data collaboration, as well as on favorable features, support services and the pricing of those systems and services. The Company believes that its products and services are competitive in each of these areas. Moreover, in response to this competitive environment, the Company is increasing its investment in perceived growth areas such as visual, audio and data collaboration applications; web-based scheduling and call-launching tools; integration services; and other value-added offerings. The Company believes that these investments, combined with the launch of its new-generation products, will well position the Company in this competitive landscape.

      Additional risks with regard to competition may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Risk Factors Which May Affect Future Results.

Manufacturing

      The Company has developed a supply chain that encompasses the Company’s subassemblies and products supplied by vendors to the delivery of finished goods to the customer. This effort has resulted in a cost effective and timely delivery of products to the Company’s customers. This strategy allows the Company to reduce costly investment in manufacturing capital and to leverage the expertise of its vendors.

      The Company’s manufacturing operation consists of final assembly and testing of complete video and audioconferencing systems. Subassemblies of large systems, including tested printed circuit boards, are assembled into complete systems. These final systems are tested to ensure they meet all functional requirements.

      Desktop/personal hardware products are purchased in final form from various vendors. The products have been subjected to PictureTel’s quality testing at the vendor site. These products are placed into inventory, and are shipped according to demand.

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

Patents

      The Company’s principal technology consists primarily of certain advances in video and audio compression algorithms, echo cancellation and audio signal processing, camera positioning, and automatic speaker location technology, implemented in software and hardware configurations for use in PictureTel products and unique product designs. In addition, the Company has recently applied for several new patents based on inventions developed by its Starlight business. The Company has been issued a number of United States patents relating to the above-described technology, which expire at various dates from 2004 to 2017. The Company has a number of additional patent applications issued and pending in various countries including the United States, Canada, Europe and Japan, and will continue to file additional applications. However, there can be no assurance that its current patents (or any additional patents that may be issued in the future) provide broad protection from the development of similar product technology by competitors of the Company. In the absence of broad patent protection, and despite the Company’s reliance upon its proprietary confidential information, competitors of the Company may be able to use algorithms similar to those used by the Company to design and manufacture products that are directly competitive with the Company’s products.

Employees

      At December 31, 1999, the Company had 1,113 full-time employees, of whom 609 were employed in sales, marketing and customer support, 243 in product development and engineering, 72 in manufacturing and 189 in administration and finance. The Company had 299 employees in foreign countries at December 31, 1999.

      The Company’s future success will depend in part on its ability to attract and retain highly skilled and motivated personnel who are in great demand throughout the industry.

      None of the Company’s employees are represented by a labor union. The Company believes its relations with its employees to be good.

Item 2.  Properties

      The Company has substantially reduced its real estate footprint over the past two years. PictureTel’s corporate offices and research, development and manufacturing facilities are currently located in two leased facilities in Andover, Massachusetts, one leased facility in Chelmsford, Massachusetts, and one leased facility in Mountain View, California, aggregating approximately 490,000, 69,940, and 30,000 square feet, respectively. The lease at 100 Minuteman Road in Andover, Massachusetts expires in 2014. The lease at 200 Minuteman Road in Andover, Massachusetts, which is accounted for as a capital lease, began in October 1998 and expires in 2016. The lease for the product distribution facility in Chelmsford, Massachusetts expires in 2002. The lease in Mountain View, California expires in 2003. The videoconferencing products and videoconferencing services segments share common office space, and the audioconferencing segment is located at the 200 Minuteman Road property.

      In June 1998, the Company subleased its property at 50 Minuteman Road for a period of ten years. This lease is accounted for as a capital lease. Effective July 1999, its property at 6 Riverside Drive in Andover was subleased for a period of five years. Additionally, the Company did not renew the lease at 100 Brickstone Square in Andover when it expired in August 1999.

      PictureTel also leases office space for its regional and branch sales and support offices in the United States and for similar offices of its subsidiary and branch operations worldwide.

Item 3.  Legal Proceedings

  A.  Datapoint Litigation

      In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleged that certain of PictureTel’s products infringed patent rights allegedly owned by Datapoint. On April 9, 1998, a jury returned a verdict in favor of PictureTel finding that PictureTel did not infringe the Datapoint patents and that the Datapoint patent claims raised against PictureTel were invalid. On May 3, 1999, an appeals hearing took place with regard to this litigation. On July 15, 1999, the United States Court of Appeals for the Federal Circuit issued a ruling in favor of

PictureTel. The Appellate Court found that all patent claims raised against PictureTel are invalid. Since all appellate statue of limitations have now expired, this decision closes the lawsuit brought by Datapoint.

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

      On June 17, 1999, the Company announced that it had entered into a settlement agreement with the Plaintiffs. The Settlement provides that the claim against PictureTel and Mr. Straus will be dismissed. In agreeing to the proposed settlement, the Company and Mr. Strauss specifically deny any wrongdoing. The settlement provided for a cash payment of $12 million by the Company, plus interest, after the settlement was final. More than 75% of the settlement amount was recovered by the Company from insurance proceeds. The settlement was subject to certain customary conditions, including preliminary and final approval by the United States District Court for the District of Massachusetts, and notice to the class. On July 29, 1999, the Court gave preliminary approval of the settlement. Formal notices with details of the settlement were sent to the purported class members by the Plaintiffs’ counsel. On November 4, 1999, the Court gave its final approval of the settlement. Since all appellate statue of limitations have now expired, this decision closes the lawsuit brought by the plaintiffs.

  C.  SEC Investigation

      In May 1999, the Company was informed that the Securities and Exchange Commission (SEC) had initiated a formal investigation of matters related to the Company’s 1997 restatement of its earnings. The Company has been cooperating with the SEC and will continue to do so. The Company expresses no opinion as to the likely outcome. While no assurances can be provided, the Company does not believe that the investigation will have a material adverse affect on its business, financial condition, results of operations or cash flows.

  D.  Revnet, Inc.

      On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, Revnet, Inc., which has ceased operations. (Revnet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleges that the Company breached an oral contract. Revnet is allegedly seeking $200 million in damages. Discovery is in process. The Company believes that the complaint and the claim for damages are without merit and intends to vigorously defend against them. In addition, after limited discovery under the above named suit, the Company on September 13, 1999 filed a related action in the Circuit Court for Baltimore City, Maryland against Revnet, Inc., Vuecom, Inc. (an entity related to Revnet, Inc.), George Harris IV, George Sandmann and Lou Brown, (PictureTel Corporation v. RevNet, Inc., et al. Civil Action 24-C99-004406) alleging among other things Breach of Contract, Fraudulent Inducement and Securities Fraud. The Company’s complaint is seeking more than $7 million in damages. While no assurance can be provided, the Company does not believe that the outcome of this dispute will have a material adverse affect on its business, financial condition, results of operations or cash flows.

  E.  Patent Infringement

      In February 2000, the Company settled a patent infringement claim for the Company’s use of an ITU-U standard. The Company received a license to use the standard until 2007 for the payment of $1.3 million spread ratably over five years. In connection with this license the Company recognized approximately $0.4 million in amortization expense in 1999 and has recorded net prepaid royalties of approximately $0.9 million at December 31, 1999.

      In addition to the above, the Company has also been and is from time to time subject to claims, such as potential patent infringements, and suits incidental to the conduct of business. There can be no assurance that the Company’s insurance will be adequate to cover all liabilities that may arise out of such claims. Further, although the Company intends to defend itself vigorously against all such claims, the ultimate outcome of the claims cannot be accurately predicted. The Company does not believe that any claim of which it is aware, other than the claims listed above, could result in an outcome that will have a material adverse affect to its business, financial condition, results of operations or cash flows.

Item 4.  Submission of Votes

      There were no items submitted to the shareholders during the fourth quarter of 1999.

PART II

Item 5.  Market for Registrant’s Common Equity and related Stockholder Matters

PRICE RANGE OF COMMON STOCK

      The following table sets forth the high and low sale prices for the Company’s Common Stock for the periods indicated as reported by NASDAQ under the symbol PCTL.

	High	Low

1998

First Quarter	$8.250	$5.750

Second Quarter	$11.938	$6.000

Third Quarter	$11.125	$5.375

Fourth Quarter	$7.938	$4.750

1999

First Quarter	$11.000	$5.875

Second Quarter	$11.000	$4.313

Third Quarter	$8.125	$3.625

Fourth Quarter	$6.500	$3.250

2000

First Quarter (through March 10, 2000)	$15.219	$4.250

      As of March 10, 2000 there were approximately 1,728 holders of record of the Company’s Common Stock.

DIVIDEND POLICY

      The Company has not paid any dividends on its Common Stock since its inception. The Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	1999	1998	1997	1996	1995

Statement of Operations Data:

Revenue	$323,279	$406,152	$466,425	$490,225	$363,799

Net income (loss)(1)	$(84,526)	$(55,679)	$(39,398)	$32,172	$21,859

Net income (loss) applicable to Common shareholders(1)(2)	$(90,138)	$(55,679)	$(39,398)	$32,172	$21,859

Net income (loss) per common share — basic(1)(2)(3)(4)	$(2.23)	$(1.45)	$(1.04)	$0.89	$0.64

Net income (loss) per common share — diluted(1)(2)(3)(4)	$(2.23)	$(1.45)	$(1.04)	$0.81	$0.57

Weighted average shares Outstanding — basic(3)(4)	40,376	38,527	37,760	36,097	34,178

Weighted average shares Outstanding — diluted(3)(4)	40,376	38,527	37,760	39,598	38,428

Balance Sheet Data:

Working capital	$82,994	$112,322	$152,973	$202,063	$143,130

Total assets	$294,870	$352,994	$355,051	$386,254	$300,613

Total short-term debt	$1,978	$4,418	$3,612	$3,942	$4,383

Total long-term debt	$54,584	$56,411	$22,000	$14,202	$12,804

Stockholders’ equity	$139,766	$190,242	$227,965	$264,846	$208,384

(1)	Includes other charges totaling $9,752, $10,564 and $42,664 before income tax benefit in 1999, 1998 and 1997, respectively. Also includes an $8,495 gain on the sale of RealNetworks stock in 1999, a $4,442 charge in 1998 for in-process technology acquired in connection with the 1998 Starlight Networks purchase, and tax expense of $35,141 in 1998 to record a full valuation allowance against deferred tax assets. See Notes 3, 10, and 15 of “Notes to Consolidated Financial Statements.”

(2)	Includes preferred stock accretion of $5,612 in 1999 related to issuance of convertible preferred stock to Intel Corporation. See Note 9 of “Notes to Consolidated Financial Statements.”

(3)	All common and per share amounts in 1995 have been retroactively restated to reflect the two-for-one common stock split effected by a 100% common stock dividend paid during the fourth quarter of 1995. The effect of the MultiLink acquisition accounted for as a pooling-of-interests is included in all numbers presented. See Note 2 of “Notes to Consolidated Financial Statements.”

(4)	The Company has not paid dividends on its common stock since its inception. The Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
(Dollars in thousands, unless otherwise indicated)

      The following table sets forth, for the periods indicated, the percentages of revenue for certain items in the Company’s Statement of Operations for each period. The table and the following discussion reflect the other charges described in Note 15 of the Notes to Consolidated Financial Statements:

	Year Ended
	December 31,

	1999	1998	1997

Revenue	100.0%	100.0%	100.0%

Cost of revenue	68.4	57.4	59.2

Gross margin	31.6	42.6	40.8

Selling, general and administrative	39.1	32.2	36.0

Research and development	20.4	16.2	17.0

Total operating expenses	59.5	48.4	53.0

Loss from operations	(27.9)	(5.8)	(12.2)

Interest income (expense), net	(0.1)	0.5	0.5

Other income (expense), net	3.2	0.4	(0.2)

Loss before income tax expense (benefit)	(24.8)	(4.9)	(11.9)

Income tax expense (benefit)	1.4	8.8	(3.5)

Net loss	(26.2)	(13.7)	(8.4)

Preferred stock beneficial conversion feature	(1.7)	—	—

Net loss applicable to common shareholders	(27.9)	(13.7)	(8.4)

  Forward-Looking Statements

      This document includes forward-looking statements about the Company’s business, revenue and expenses, effective tax rate, operating and capital requirements, liquidity and management’s plans to introduce new products, negotiate an expanded credit facility, and seek additional equity investment. Forward-looking statements made or incorporated by reference herein are not guarantees of future performance. In addition, forward-looking statements may be included in various other PictureTel documents to be issued in the future and in various oral statements by PictureTel representatives to security analysts and investors from time to time. Any forward-looking statements are subject to risks that could cause the actual results to vary materially. Such risks are discussed in “Risk Factors Which May Affect Future Results” and in other related portions of this document.

  Business Developments

      On January 19, 1999, the Company announced it had entered into a distribution and joint development agreement with Intel Corporation. The two companies have jointly developed videoconferencing and collaborative products based on a common PC-based technology platform. Use of a single architecture is expected to improve ease of use and functionality, while reducing both product and associated support costs. The first of these new products, which will be marketed under the PictureTel name, is expected to be available in the second quarter of 2000. Also, under the terms of the agreement, the Company has distribution rights to sell the Intel® ProShare® Video System 500 and exclusive worldwide distribution rights to sell and support the Intel® TeamStation™ System. Additionally, on February 18, 1999, Intel invested $30,500 in the Company, acquiring approximately 10% of the Company’s equity through convertible preferred stock.

      On August 31, 1999, the Company announced that Dr. Norman Gaut had succeeded Bruce R. Bond as Chairman of the Board, Chief Executive Officer, and President of the Company following Mr. Bond’s resignation. While affirming the strategic direction developed by Mr. Bond, the Board of Directors and Mr. Bond were of the opinion that the Company would make faster progress toward execution of the strategy under different leadership.

      In early 2000, the Company adopted and is now pursuing a three-pronged approach to meeting the anticipated needs of the developing multimedia collaboration marketplace. First, in conjunction with Intel, it is developing its next generation endpoint conferencing products for video, voice and data collaboration. Second, it is expanding its enterprise-wide solutions services beyond management of multipoint videoconferences to include streaming video services, custom integration, and outsourced management of enterprise conferencing. The last prong is the development of Internet-based, multimedia application services built around a network-neutral collaboration hub and streaming technology developed by its Starlight subsidiary.

      To focus these efforts, the Company is presently in the process of establishing independent business units within PictureTel built around the above initiatives. Each will be free to pursue its market and to seek strategic and financial partners to help them increase PictureTel’s value.

      On October 28, 1999, the Company announced it had retained an investment banker to represent it in the sale of MultiLink, Inc., the Company’s audioconferencing subsidiary. The Company intends to operate MultiLink, Inc. as a wholly-owned subsidiary while it considers a number of divestiture alternatives.

  Year ended December 31, 1999 Compared to the Year ended December 31, 1998

      Revenue. Total 1999 revenue of $323,279 decreased $82,873, or 20%, from prior year levels. Lower average selling prices and changes in the videoconferencing products sales mix to more products at the lower end of the product line principally account for the decline. The Company’s revenue from sales to foreign markets was approximately 46% and 43% of total revenue in 1999 and 1998, respectively. The Company expects that international revenue will continue to account for a significant portion of total revenue. Revenue from 1999 sales to foreign markets was principally comprised of sales originating in the United States of $27,822, the United Kingdom of $65,654 and Japan of $27,055. Revenue from sales to foreign markets in 1998 were principally comprised of sales originating in the United States of $35,618, the United Kingdom of $79,396 and Japan of $24,747.

      Gross Margin. Overall gross margin decreased $70,930, or 41%, to $102,136 in 1999 versus 1998. Gross margin as a percentage of revenue was 32% in 1999 compared to 43% in 1998. Both declines were primarily caused by lower average selling prices coupled with increased relative sales of lower margin products in the videoconferencing products segment. Higher videoconferencing services costs also contributed to the lower gross margin performance.

      Operating Expenses. Selling, general and administrative expenses decreased $4,372, or 3%, from 1998 but increased as a percentage of revenue to 39% from 32%. A 25% headcount decrease, partially offset by $2,554 of severance and related expense, $2,550 settlement cost of shareholder litigation, and $2,481 related to subleasing excess real estate, is responsible for the lower dollar expenses. Research and development expenses of $66,130 were essentially the same as in 1998 and represented 20% and 16% of revenue for 1999 and 1998, respectively. Research and development expenditures, prior to the capitalization of software costs, were $73,500 in 1998, or 18% of revenue. The Company capitalized software costs of $7,446 in 1998, excluding completed technology purchased as part of the Starlight acquisition. No such costs were capitalized in 1999, as no current projects in progress had achieved technological feasibility.

      Videoconferencing Products. The videoconferencing products segment develops, manufactures and markets visual communications systems and collaboration software. Videoconferencing products scale from personal/desktop systems to large conference room solutions. Additionally, the segment markets a wide range of network infrastructure products and peripheral devices. Videoconferencing product revenue decreased 28% to $232,533 in 1999 from $323,487 in 1998. The decrease can be attributed to lower average selling prices and significant changes in product sales mix. Trends toward lower average selling prices are expected to continue in response to increased competition. Shifts in sales mix from large room systems such as the Concorde and Venue product lines to compact class room systems, such as Swiftsite II and Intel® TeamStation™ System, continued in 1999. Traditional large room systems represented 36% of total room system sales in 1999 compared with 62% in 1998. Overall unit sales grew only 2% versus the prior year with room systems increasing 13% and personal systems decreasing 6%. Revenue was further impacted by a delay in releasing Swiftsite II, a next generation compact room system, until the second quarter of 1999, and lower investment in legacy product features and functionality. Significant resources have been redirected to next generation products being jointly developed with Intel Corporation that are scheduled for release starting in the second quarter of 2000.

      The videoconferencing products segment generated an operating loss of $68,409 in 1999 compared to a $16,049 operating loss in 1998. Significant charges of $4,062 and $11,250 are included in the 1999 and 1998 losses, respectively. Severance and other workforce reduction related costs account for the 1999 charges. The 1998 charges included $4,442 for incomplete technology acquired in connection with the November 1998 acquisition of Starlight Networks plus $6,808 related to the write-down of inventory and capitalized software to their net realizable value plus other costs associated with discontinuance of a video network server product line.

      Absent these charges the videoconferencing product segment operating losses would have been $64,347 in 1999 versus $4,799 in 1998. Lower revenue, decreased software development cost capitalization, capitalized software amortization related to Swiftsite II, and amortization of goodwill and completed technology purchased as part of the Starlight acquisition were the primary contributors to the earnings decline. Ongoing operating expenses excluding capitalized software decreased approximately 12% versus 1998 as segment headcount was reduced by nearly 40% during the year in response to lower revenue expectations. Gross margin was 34% in 1999 excluding charges compared with a 1998 figure of 46%.

      Videoconferencing Services. The videoconferencing services segment provides maintenance as well as professional consulting and management services for videoconferencing products sold by the Company and its competitors. Segment revenue increased 18% from $59,760 in 1998 to $70,304 in 1999. Maintenance revenue was 10% higher than the prior year while professional services increased 35%. The professional services growth came largely from managing multipoint videoconferences for customers and from custom product integration sales and services.

      Operating profits were $2,976 in 1999, which represents a 59% decrease from the prior year’s $7,191 figure. Higher average costs for contracted services, increased provision for spare parts obsolescence, higher selling expenses, and development costs associated with new service offerings are responsible.

      Audioconferencing (MultiLink). The audioconferencing segment develops, manufactures, markets and services multipoint audio control units. Segment revenue decreased $2,463, or 11%, from 1998 to $20,442 in 1999. This decrease relates to the delayed introduction of MultiLink’s next generation product line, the System 700, which occurred in December 1999.

      The segment recorded a $2,880 operating loss during 1999 compared to a $7,334 operating profit the previous year. Charges of $2,481 related to the July 1999 sublease of MultiLink’s former facility at Riverside Drive in Andover, Massachusetts are included in 1999’s results. Decreased revenue and sharply increased research and development spending on enhancing current products and developing next generation products are the other major factors responsible for the profitability decline.

  Year ended December 31, 1998 Compared to the Year ended December 31, 1997

      Revenue. The Company’s revenue decreased $60,273, or 13%, in 1998 from 1997’s $466,425 level. The decrease in revenue was primarily a result of decreased unit shipments of videoconferencing products offset by increased videoconferencing services revenue. Sales to foreign markets accounted for approximately 43% of total revenue in both 1998 and 1997. Revenue from sales to foreign markets in 1998 were principally comprised of sales originating in the United States of $35,618, the United Kingdom of $79,396 and Japan of $24,747. Revenue from sales to foreign markets in 1997 was principally comprised of sales originating in the United States of $41,667, the United Kingdom of $76,318 and Japan of $36,689.

      Gross Margin. The Company’s 1998 gross margin of $173,066 decreased $17,448, or 9%, compared to 1997. Gross margin as a percentage of revenue was 43% in 1998 compared to 41% in 1997. Gross margin as a percentage of revenue increased due to decreased significant charges included in cost of revenue for the videoconferencing products segment in 1998 versus 1997, as discussed below.

      Operating Expenses. Selling, general and administrative expenses in 1998 of $130,662 decreased $37,179, or 22%, from 1997 and decreased as a percentage of revenue to 32% from 36%. Research and development expenses decreased $13,469, or 17%, in 1998 from 1997 and were 16% and 17% of revenue for

1998 and 1997, respectively. Research and development expenditures, prior to the capitalization of software costs, were $73,500 in 1998 and $86,775 in 1997, or 18% and 19% of revenue, respectively. The Company capitalized software costs of $7,446 in 1998, excluding completed Starlight technology, and $7,252 in 1997. These amounts represent 10% and 8% of aggregate research and development expenditures for 1998 and 1997, respectively. As discussed below, total operating expenses decreased by $50,648 year over year due to a decrease in significant charges included in videoconferencing products and audioconferencing segment results as well as efforts by management to reduce the Company’s overall cost structure through headcount and program reductions.

      Videoconferencing Products. Segment revenue fell $69,425, or 18%, to $323,487 in 1998 compared to 1997, with a 16% decline in overall videoconferencing system unit volume primarily responsible for the decrease. Group system shipments were down 22%, mainly in the Concorde and Swiftsite lines, while desktop/personal system shipments decreased 12%. Network server product volume, which is driven largely by group and desktop/personal shipments, also declined. Average selling prices were generally lower across all products compared to 1997, but a shift in mix towards higher priced group and associated network products kept overall average selling prices nearly flat. Delayed introduction of Swiftsite II, the Company’s successor compact system to Swiftsite I, from the fourth quarter of 1998 to the second quarter of 1999 accounted for much of the group systems volume decline and the favorable mix as higher priced systems made up a larger proportion of revenue.

      The videoconferencing products segment generated a $16,049 operating loss during 1998 compared to a $30,533 loss the previous year. The losses for both years include significant charges, with $11,394 of the $14,484 operating loss reduction from 1997 to 1998 resulting from lower charges in 1998. The 1998 charges totaled $11,250, as discussed previously. Charges of $22,644 are included in the 1997 loss and include $4,940 for various write-downs of excess and obsolete inventory, $9,881 for capitalized software costs impaired as a result of canceled development projects, $1,122 for product retrofit accruals, $4,037 for severance charges and office closings, $1,880 for advances to vertical partners written off to reflect changing business conditions and shifts in distribution channels and $784 to write off other assets associated with the canceled development projects.

      Absent these significant charges, the videoconferencing product segment operating loss would have been $4,799 in 1998 compared to a $7,889 loss the previous year. For 1998, an 18% reduction in research and development expenditures along with an 18% reduction in other operating expenses due to management’s efforts to reduce the Company’s overall cost structure more than offset a gross margin decline caused by the lower segment revenue. Gross margin as a percent of revenue was approximately 46% in both years excluding charges.

      Videoconferencing Services. Segment revenue increased 22% from $48,988 in 1997 to $59,760 in 1998. Growth in professional service revenue, particularly from managing multipoint videoconferences for customers, was primarily responsible for the increase.

      Operating profits were $7,191 in 1998, which represents a 61% increase over the prior year’s $4,455 figure. Higher revenue and lower field operating expense account for the improvement.

      Audioconferencing. Segment revenue decreased $1,620, or 7%, from prior year levels to $22,905 in 1998. A decrease in average selling prices that was partially offset by increased unit shipments accounted for the decrease.

      The segment generated $7,334 of operating profit during 1998 compared to a $6,568 operating loss the previous year. Operating expenses in 1997 included $2,561 for investment banking and other advisory fees recorded when the Company acquired MultiLink as well as $3,431 to establish accruals for severance, sales tax and benefit liabilities. The 1997 loss would have been $576 without these charges. The year-over-year profitability improvement between 1997 and 1998 was driven largely by reductions in research and development and sales expenses due to lower headcount. Gross margin improved versus 1997, despite lower revenue, as a result of improved service profitability.

  Other

      Net Interest Income (Expense). The Company had net interest expense of $375 in 1999 compared with net interest income of $1,948 and $2,518 in 1998 and 1997, respectively. The decrease from 1998 to 1999 resulted primarily from lower invested cash balances and a full year of interest expense on the 200 Minuteman facility’s capital lease. The lease began in October 1998. The $570 decrease from 1997 to 1998 was primarily the result of higher interest expense on capital lease obligations.

      Other Income (Expense). Other income of $10,517 in 1999 consists principally of net gains on foreign currency transactions and a $8,495 gain from the third quarter sale of RealNetwork shares acquired through an investment in a company later acquired by RealNetworks. Net gains on foreign currency transactions are also the primary component of 1998’s other income of $1,804. Both 1999 and 1998 figures also include net sublease income related to the 50 Minuteman facility. Other expenses of $1,158 in 1997 consisted primarily of a $3,000 write-off of an equity investment offset by net gains on foreign currency transactions and net gains on sales of securities.

      Income Taxes. The Company’s effective tax rate for 1999, 1998 and 1997 was 6%, 180%, and (29)%, respectively. The 1999 and 1998 rates differ from the federal statutory rate due to state and foreign taxes and an increase in the valuation allowance for deferred taxes. Due to uncertainty surrounding the Company’s ability to fully realize deferred tax assets, PictureTel established a full valuation allowance against its deferred tax assets in 1998 and recognized no deferred tax benefits in 1998 and 1999. The 1997 rate differs from the federal statutory rate due to state and foreign taxes offset by research and development tax credits and increased valuation allowances related to certain current year tax credits and net operating losses whose benefits are uncertain.

Liquidity and Capital Resources

      At December 31, 1999, the Company had $21,915 in cash and cash equivalents and $37,787 in short-term marketable securities. Operating activities used $65,369 of cash during 1999 and generated $55,550 of cash during 1998. The primary operating uses of cash during 1999 were to fund operating losses in excess of non-cash expense and to decrease accounts payable. During 1998, the Company had positive operating income before non-cash expense and also generated cash by reducing accounts receivable and inventories. The Company paid $2,010 of accrued severance and restructuring charges during 1999 and had a remaining accrual in the amount of $1,960 for such items as of December 31, 1999 that will be paid over the next year and eight months.

      Investing activities used $3,465 of cash in 1999 compared with a $39,102 usage the previous year. Capital spending totaled $12,591 and was partially offset by $8,495 of cash generated through selling the Company’s RealNetworks shares. Capital spending of $19,421 in 1998 included leasehold improvements at the 200 Minuteman facility while internal software development, securities purchases, and the Starlight acquisition are responsible for the balance of the 1998 investing cash usage.

      Financing activities generated $27,736 of cash in 1999, with the principal source being $30,500 of cash from the issuance of convertible preferred stock to Intel Corporation. Principal payments on capital leases were the major use of cash. Financing activities used $3,727 of cash in 1998, primarily to pay principal on capital leases.

      Cash utilization is of major concern to the Company. To reduce this usage, the Company has restructured several areas, reduced staffing, intensified programs to reduce working capital, and curtailed capital spending. However, without increased revenue these actions alone will not return the Company to a cash positive position.

      The Company has a revolving credit agreement, expiring June 15, 2001, as a source of funds. The Company has up to $35,000 available for borrowing under the credit agreement. At December 31, 1999, no borrowings were outstanding under this credit agreement. The Company currently has $30,595 of outstanding standby letters of credit issued under this agreement which reduces the amount available for borrowing on a dollar for dollar basis. Fees for letters of credit outstanding against this revolving credit line are payable at 125 basis points per annum of the face amount. The revolving credit agreement is collateralized by substantially all assets of the parent Company and certain stock of its subsidiaries. The credit agreement also contains certain financial covenants, including net income (loss) and minimum cash requirements. The Company is retroactively in compliance with these covenants after receiving a waiver for not meeting its fourth quarter 1999 net income requirement.

      The Company is currently seeking a waiver for not meeting its first quarter 2000 covenants and anticipates that its quarterly financial results for the balance of 2000 will likely be out of compliance with the current credit facility’s financial covenants. To address this and to provide necessary additional liquidity and borrowing capacity, the Company and its bank group are currently negotiating an expanded credit facility. In the event such efforts are unsuccessful, the Company’s cash could be reduced by the amount of the letters of credit.

      Local lines of credit are available for short-term advances of up to $979 to certain of the Company’s foreign subsidiaries. The agreements require interest payable up to one quarter of one percent per annum. Approximately $196 was outstanding against these local lines of credit at December 31, 1999.

      In June 1999, the Company entered into a short-term security agreement with BankBoston. Under this agreement, the Company pledged to the Bank certain amounts of cash and cash equivalents as collateral for obligations of the Company arising from use of the Bank’s cash management and foreign exchange services. The required collateral was $1,200 as of December 31, 1999.

      We have received a report from our independent accountants containing an explanatory paragraph stating that our recurring losses and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Moreover, management’s plans to continue as a going concern rely heavily on forecasted revenue from new products being jointly developed with Intel Corporation, new multi-media applications services, and enhanced compact videoconferencing systems, all of which are planned for delivery commencing in the second quarter of 2000. Under generally accepted auditing standards, the Company’s auditors have concluded that they are unable to rely on future revenue from these new products and services in evaluating the achievability of management’s plan to continue as a going concern. In addition to the revenue plan, management is currently negotiating an expanded credit facility and may seek additional equity investment. Management is also continuing to identify and implement internal actions to improve the Company’s liquidity. While there can be no assurances that these plans will be successful, management believes these actions, if successful, will provide sufficient financial resources for the next twelve months and beyond.

      The Company has operating leases for various rented properties. The Company signed an agreement to sublease MultiLink’s former facility at 6 Riverside Drive in Andover, Massachusetts in May 1999 as part of its space consolidation efforts. As of December 31, 1999, the remaining obligation under this operating lease was $8,135. After giving effect to expected sublease income, this obligation is $5,082. In addition, in June 1998, the Company subleased its property at 50 Minuteman Road for a ten-year term. After giving effect to expected sublease income, the remaining principal obligation under the capital lease was $16,694 at December 31, 1999.

      In October 1998, the Board of Directors authorized a plan to repurchase up to 1,000,000 shares of the Company’s Common Stock in open market, privately negotiated or other transactions. No shares were repurchased during 1998. The Company repurchased 70,000 shares during 1999 at a cost of $556 (approximately $7.94 per share). In addition, 22,065 shares were returned to the Company from shares held in escrow related to the MultiLink acquisition. There are no definitive plans to repurchase the additional shares under the plan.

Outlook

      The Company has begun to show its next generation videoconferencing products, which are expected to be released in the second quarter of 2000, to direct customers and distributors. As a result, it expects that some customers may defer purchasing decisions, particularly of group videoconferencing systems, until the new products are available. On April 4, 2000, the Company announced that it expects consolidated first quarter 2000 revenue to be between $63 and $66 million with a corresponding net loss of between $0.55 and $0.60 per share. The Company currently intends to continue investing in new product and service development and the advertising and marketing campaigns necessary to successfully launch its new products, the costs of which may further negatively impact near-term profitability.

      The Company expects to return to revenue growth once its new products are launched and management presently believes PictureTel will become profitable during the second half of 2000.

  Recently Issued Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement was originally effective for all fiscal year ends beginning after June 15, 1999. In June 1999, the FASB issued Statement 137, which delayed the effective date of Statement 133 by one year. Statement 133 will be effective for PictureTel’s fiscal year beginning January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the effects of this change but anticipates that the adoption of SFAS 133 will not have a significant effect on the Company’s financial position or results of operations.

      In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP as they become effective and does not expect this to have a material effect on the Company’s result of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”) as amended by SAB 101A, which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the Securities and Exchange Commission’s views regarding recognition of revenue. The Company will adopt SAB 101 in the second quarter of 2000 and is currently evaluating the effects it will have. The Company anticipates that the adoption of SAB 101 will have a material effect on the Company’s 2000 financial position and results of operations.

  Risk Factors Which May Affect Future Results

      The following risk factors relating to the business of PictureTel and certain forward-looking statements contained herein should be considered by current and prospective investors of PictureTel stock. These factors should be considered in conjunction with other information contained in this document.

      New Products, Cost Reductions, Technological Change, and Evolving Markets. The Company is engaged in an industry that is still emerging as a result of extensive research and development efforts and which continues to bring to market new, more technologically advanced products introduced on an accelerated basis. Simultaneously, the larger telecommunications market is in a heightened competitive state due to deregulation throughout the world. In order to maintain its market share in this fast-paced emerging market, the Company must continue to introduce, through internal development or by acquisition, joint venture or other collaborative arrangements, significant innovative, technologically leading and cost-competitive products. There can be no assurance that such new products will be introduced by the Company, or if introduced, will be accepted by the market and its customers. In November 1998, the Company acquired all of the common stock of Starlight Networks, Inc. Starlight develops, manufactures and markets streaming video that enables live, interactive multicast video-on-demand. There can be no assurance that the integration of Starlight will be successful or produce products that will be accretive to the Company’s results of operations and financial condition. In January 1999, the Company entered into a distribution and joint product development agreement with Intel Corporation. The two companies have jointly developed videoconferencing and collaborative products based on a common PC-based technology platform. There can be no assurance that the partnership will be successful or produce products that will be accretive to the Company’s results of operations and financial condition. In addition to offering products that operate in an integrated service digital network (ISDN) environment, the Company and its competitors are exploring new technologies and networks, such as the Internet and corporate intranets or LANs, for delivering videoconferencing and data collaboration services. The industry standards for such new technologies and networks, however, are still in the early stages of development, which the Company believes has led to customer uncertainty and, accordingly, a slowdown in the growth of the general market for videoconferencing products. As a result of customer preferences, the Company continues to experience a shift in its sales model to videoconferencing systems with lower average selling prices. There can be no assurance that the Company will be successful in implementing cost reductions for all of its products or in developing and marketing suitable new products and related services with attractive margins for these new technologies and networks. The possible transition, migration and/or convergence of technologies is difficult to predict and could have profound implications for the industry and the business of the Company. Further, there is significant risk that existing products could be rendered obsolete due to changing technology. The Company’s failure to develop and market new products on a timely basis or to enhance its existing products or to respond effectively to technological changes, new industry standards or product announcements by competitors could have a material adverse effect on the Company’s business, financial condition and results of operations.

      Competition. This increased competition resulting from such partnerships and acquisitions, together with mergers among competitors and a slowdown in the growth of the general market for visual collaboration products, has led and may continue to lead to increases in the defection or dilution of PictureTel’s distribution channel partners to competitors, decreases in average selling prices and margins in both group and desktop visual collaboration systems, and a lower segment market share by PictureTel for products and services in the emerging area of network-based visual collaboration. In some cases, PictureTel competes with its channel partners for various services, which increases the complexity of channel management. In addition, competitors may offer network-based visual collaboration software solutions or incorporate standard algorithms into processor chips free of additional charge, which may reduce the value PictureTel technology provides to the market, especially in its lower end visual collaboration products. In addition, the prices which PictureTel is able to charge for its visual collaboration products and services may further decrease from historical levels as a result of new product introductions by competitors, price competition, technological advances, or otherwise. Any of these factors could have a material adverse effect on PictureTel’s business, financial condition and results of operations.

      Manufacturing. Certain key subassemblies and products are currently available only from one vendor and several vendors are smaller corporations with limited financial resources that could prove to be inadequate. In some cases components are sourced from only one vendor, even where multiple sources are available, to maintain quality control and enhance the working relationship with the vendor. In addition, the Company from time to time enters into development arrangements with third parties to develop and incorporate new features and functions into the Company’s products. Failure of these third parties to fulfill their respective obligations under these development arrangements could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s business could also be adversely affected by delays or interruptions in delivery, and poor quality of supplies, subassemblies or products from key vendors. In addition, the Company designs and procures certain circuits, components and subassemblies from non-videoconferencing divisions of its competitors, such as Sony and Panasonic Corporation. The failure to obtain adequate supplies or the requirement to redesign and source supplies from another manufacturer may take substantial time and result in significant expense, each of which could adversely impact product shipments and materially and adversely affect the Company’s business, financial condition or results of operations.

      Recent History of Losses. The Company’s revenue decreased 20% during 1999 as compared to 1998 and decreased 13% between 1998 and 1997. Losses from operations were $90,284, $23,650 and $56,850 in 1999, 1998 and 1997, respectively. On April 4, 2000, the Company announced that it expects consolidated first quarter 2000 revenue to be between $63 and $66 million with a corresponding net loss of between $0.55 and $0.60 per share. Continued negative operating results could adversely impact the Company’s relationship with customers, vendors and employees, as well as its liquidity and ability to remain in compliance with covenants under its revolving credit agreement. We have received a report from our independent accountants containing an explanatory paragraph stating that our recurring losses and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Management’s plans to continue as a going concern rely heavily on forecasted revenue from new products being jointly developed with Intel Corporation, new multi-media applications services, and enhanced compact videoconferencing systems. There can be no guarantee that such revenue increase will occur or will be sufficient to meet the Company’s needs. In addition to the revenue plan, management is currently negotiating an expanded credit facility and may seek additional equity investment. However, there is no guarantee that either of these efforts will be successful, or if successful, will be sufficient to meet the Company’s needs.

      Product Protection and Intellectual Property. The Company’s success depends in part on its proprietary technology. The Company attempts to protect its proprietary technology through patents, copyrights, trademarks, trade secrets and license agreements. In absence of broad patent protection, which is not likely, and despite the Company’s reliance upon its proprietary confidential information, competitors of the Company have been able to use algorithms, or other features similar to those used by the Company, to design and manufacture products that are directly competitive with the Company’s products. The Company believes that due to the rapid pace of technological change in the visual collaboration industry, legal protection for its products is less significant than factors such as the Company’s use, implementation and enhancement of standards-based open architecture and the Company’s ongoing efforts in product innovation.

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

      International Operations. Revenue related to international operations of the Company totaled approximately 46%, 43% and 43% of total revenues for the three years ended December 31, 1999, 1998 and 1997, respectively. Management of the Company expects international revenues to continue to constitute a significant portion of total revenues in future periods. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, financial condition, results of operations or cash flows could be materially adversely affected. The Company’s sales to international distributors are denominated in U.S. dollars in order to minimize risks associated with fluctuating foreign currency rates. An increase in the value of the U.S. dollar relative to other currencies, however, could make the Company’s product more expensive and, therefore, potentially less competitive in foreign markets. Sales by the Company’s foreign subsidiaries are generally made in the foreign subsidiary’s local currency, in which case fluctuations in the value of the U.S. dollar relative to such other currencies could have a material adverse effect on the operating results of the Company. Currently, the Company employs various currency hedging strategies to reduce these risks. In addition, a significant portion of the Company’s revenue is derived from Asian markets. Given the current general weakness in the Asian markets, there can be no assurance that the Company will be able to sustain current revenue levels or growth in such markets. There can be no assurance that the above factors will not have a material adverse effect on the Company’s future international sales and, consequently, on its business, financial condition, results of operations or cash flows.

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

      Dependence on Key Personnel. On August 31, 1999, the Company announced that Dr. Norman Gaut had succeeded Bruce R. Bond as Chairman of the Board, CEO and President of the Company. In February 1998, Mr. Bond succeeded Dr. Gaut as Chief Executive Officer and President, and had been elected Chairman of the Board in June 1998. At that time, Dr. Gaut had retired as an active employee while remaining a member of the Board of Directors. Dr. Gaut accepted this 1999 position at a difficult time for the Company and there is no assurance that this transition will be successful. The Company depends on a limited number of key senior management personnel, including Norman Gaut; Arthur Fatum, Vice President and CFO; David Grainger, Group Vice President and General Manager of Services; Timothy Duffy, Group Vice President and General Manager of Conferencing Products; Robert Byrnes, Group Vice President for Emerging Products; Lawrence Bornstein, Vice President, Human Resources; and John Nye, President and General Manager, MultiLink. There has been and continues to be considerable turnover in the Company’s senior management team over the past several years, and the loss of the services of one or more of the Company’s senior management team or the inability to attract, retain, motivate and manage additional key personnel could have a material adverse effect on the business, financial condition or operating results of the Company. In addition, the Company continues to experience an increase in voluntary employee attrition from engineering and other departments. There is no assurance, given the competitive nature of the current job market, that the Company will be able to adequately fill the open positions.

      Year 2000 Compliance. In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

      Euro. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and established the euro, making the euro their common legal currency on that date. Based on a recent assessment, the euro conversion is not anticipated to have a material impact on the Company’s business.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      The Company and its subsidiaries face exposures to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. The Company’s primary currency exposure has been related to foreign currency denominated receivables and receivables denominated in a currency other than the functional currency. Historically, the Company has hedged currency exposures associated with foreign currency denominated receivables by entering into foreign currency forward contracts as a hedge against the foreign currency receivable transaction. Forward contracts generally have a maturity date within four to six months of the contract date. The goal of the Company’s hedging activity is to minimize the exposures inherent in these transactions. The Company’s hedging activities minimize the Company’s exchange rate risk because the gains and losses on these contracts offset the losses and gains on the transactions being hedged. The criteria the Company uses for designating a forward contract as a hedge include the instrument’s effectiveness in risk reduction and one-to-one matching of the forward contract to the underlying transaction.

      The following table represents hypothetical changes in fair value in the Company’s foreign currency forward contracts. The modeling technique measures the fair value of the forward contract by currency type arising from potential changes in foreign currency rates. Movements in foreign currency rates of plus or minus 3% and 6% reflect hypothetical shifts in fair value of these forward contracts. “No change in currency rates” represents the market value of each market-rate sensitive currency as of December 31, 1999. All values are represented in U.S. dollar equivalents (in thousands):

	Valuation of forward			Valuation of forward
	given a currency			given a currency
	rate increase of			rate decrease of
			No change in
Forward contract currency type	3%	6%	currency rates	(3%)	(6%)

Functional Currency-USD

British Pound	$3,045	$3,133	$2,956	$2,867	$2,779

Swedish Krona	278	286	270	262	254

Japanese Yen	2,678	2,756	2,600	2,522	2,444

Germany Demark	2,172	2,235	2,109	2,045	1,982

Australian Dollar	1,787	1,839	1,735	1,683	1,631

Functional Currency — Switzerland

U.S. Dollar	$515	$530	$500	$485	$470

Functional Currency — Germany

U.S. Dollar	$317	$326	$308	$299	$290

      The Company’s investments include corporate obligations with various issuers and maturities. The Company’s primary market risk exposure for its investments relates to fluctuations in interest rates. Given the short maturities and investment grade quality of the portfolio holdings at December 31, 1999, a sharp rise in interest rates is not expected to have a material adverse impact on the fair value of the Company’s investment portfolio. As a result, the Company does not hedge these interest rate exposures.

      The following table represents hypothetical changes in fair value in the Company’s investment portfolio at December 31, 1999 that are sensitive to changes in interest rates. The modeling technique measures the change in fair value arising from selected potential changes in interest rates. Movements in interest rates of plus or minus 50 basis points (“BP”) and 100 BP reflect hypothetical shifts in the fair value of these investments. Fair value represents the market principal plus accrued interest and dividends of certain interest-rate-sensitive securities. “No change in interest rates” represents fair value at December 31, 1999. All dollars are presented in thousands:

	Valuation of			Valuation of
	securities given an			securities given an
	interest rate increase			interest rate decrease
No change
Type of security	50 BP	100 BP	in interest rates	(50 BP)	(100 BP)

Corporate Obligations	$46,463	$46,430	$46,495	$46,528	$46,560

Item 8.  Financial Statements and Supplementary Data

PICTURETEL CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
  PICTURETEL CORPORATION:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of PictureTel Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and requires additional financing. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 15, 2000, except for
  the information in the first
  paragraph of Note 7,
  as to which the date
  is March 28, 2000.

PICTURETEL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,

	1999	1998

ASSETS

Current assets:

Cash and cash equivalents	$21,915	$62,642

Restricted cash and cash equivalents	1,200	—

Marketable securities	37,787	38,078

Accounts receivable, less allowances for doubtful accounts of $5,642, and $5,392 at December 31, 1999 and 1998, respectively	77,120	78,995

Inventories	32,930	30,256

Other current assets	12,562	8,692

Total current assets	183,514	218,663

Property and equipment, net	86,219	95,655

Capitalized software costs, net	11,341	20,484

Goodwill, net	4,242	5,336

Other assets	9,554	12,856

Total assets	$294,870	$352,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$196	$881

Accounts payable	21,681	32,777

Accrued compensation and benefits	10,517	11,214

Accrued expenses	37,518	35,316

Current portion of capital lease obligations	1,782	3,537

Deferred revenue	28,826	22,616

Total current liabilities	100,520	106,341

Capital lease obligations, net of current portion	54,584	56,411

Total liabilities	155,104	162,752

Commitments and contingencies (Notes 7, 8 and 16)

Stockholders’ equity:

Convertible preferred stock, $.01 par value; 15,000,000 shares authorized; 4,478,708 shares issued and outstanding at December 31, 1999	45	—

Common stock, $.01 par value; 80,000,000 shares authorized; 40,617,634 and 40,067,771 shares issued and outstanding at December 31, 1999 and 1998	406	400

Additional paid-in capital	255,968	222,230

Accumulated deficit	(114,780)	(30,254)

Accumulated other comprehensive loss	(1,317)	(2,134)

Treasury stock, 92,065 shares, at cost	(556)	—

Total stockholders’ equity	139,766	190,242

Total liabilities and stockholders’ equity	$294,870	$352,994

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	1999	1998	1997

Revenue:

Product revenue	$251,198	$345,076	$417,115

Service revenue	72,081	61,076	49,310

Total revenue	323,279	406,152	466,425

Cost of revenue:

Product cost of revenue	158,289	184,734	234,953

Service cost of revenue	62,854	48,352	40,958

Total cost of revenue	221,143	233,086	275,911

Gross margin	102,136	173,066	190,514

Operating expense:

Selling, general and administrative	126,290	130,662	167,841

Research and development	66,130	66,054	79,523

Total operating expense	192,420	196,716	247,364

Loss from operations	(90,284)	(23,650)	(56,850)

Interest income	4,261	4,857	4,339

Interest expense	4,636	2,909	1,821

Other income (expense), net	10,517	1,804	(1,158)

Loss before income tax expense (benefit)	(80,142)	(19,898)	(55,490)

Income tax expense (benefit)	4,384	35,781	(16,092)

Net loss	(84,526)	(55,679)	(39,398)

Preferred stock beneficial conversion feature	5,612	—	—

Net loss applicable to common shareholders	$(90,138)	$(55,679)	$(39,398)

Net loss per common share — basic and diluted	$(2.23)	$(1.45)	$(1.04)

Weighted average common shares outstanding — basic and diluted	40,376	38,527	37,760

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 1999, 1998 and 1997
(Dollars in thousands, except share amounts)

							Accumulated
						Retained	Other
	Preferred Stock		Common Stock			Earnings	Comprehensive
					Addt’l Paid-In	(Accumulated	Income
	Shares	Par Value	Shares	Par Value	Capital	Deficit)	(Loss)

Balance, December 31, 1996	—	$—	37,499,111	$376	$199,755	$64,429	$286

Exercise of employee stock options and related tax benefit	—	—	358,235	3	1,196	—	—

Employee stock purchase plan shares	—	—	183,017	1	3,291	—	—

Net loss	—	—	—	—	—	(39,398)	—
Other comprehensive losses, net of tax

Foreign currency translation adjustment	—	—	—	—	—	—	—

Unrealized loss on marketable securities, net of tax of $(3)	—	—	—	—	—	—	—

Other comprehensive losses	—	—	—	—	—	—	(2,368)

Comprehensive loss	—	—	—	—	—	—	—

Adjustment to conform MultiLink’s fiscal year	—	—	—	—	—	394	—

Balance, December 31, 1997	—	—	38,040,363	380	204,242	25,425	(2,082)

Exercise of employee stock options	—	—	232,068	2	979	—	—

Employee stock purchase plan shares	—	—	286,074	3	2,345	—	—

Issuance of shares — Starlight acquisition	—	—	1,509,266	15	14,664	—	—

Net loss	—	—	—	—	—	(55,679)	—
Other comprehensive losses

Foreign currency translation adjustment	—	—	—	—	—	—	—

Unrealized gain on marketable securities	—	—	—	—	—	—	—

Other comprehensive losses	—	—	—	—	—	—	(52)

Comprehensive loss	—	—	—	—	—	—	—

Balance, December 31, 1998	—	—	40,067,771	400	222,230	(30,254)	(2,134)

Exercise of employee stock options	—	—	254,043	3	1,841	—	—

Employee stock purchase plan shares	—	—	295,820	3	1,442	—	—

Treasury stock transactions	—	—		—	—	—	—

Issuance of preferred shares to Intel	4,478,708	45	—	—	30,455	—	—

Net loss	—	—	—	—	—	(84,526)
Other comprehensive losses

Foreign currency translation adjustments	—	—	—	—	—	—	—

Unrealized loss on marketable securities	—	—	—	—	—	—	—

Other comprehensive losses	—	—	—	—	—	—	817

Comprehensive loss	—	—	—	—	—	—	—

Balance, December 31, 1999	4,478,708	$45	40,617,634	$406	$255,968	$(114,780)	$(1,317)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Comprehensive	Treasury Stock		Total
	Income			Stockholders’
	(Loss)	Shares	Par Value	Equity

Balance, December 31, 1996		—	$—	$264,846

Exercise of employee stock options and related tax benefit		—	—	1,199

Employee stock purchase plan shares		—	—	3,292

Net loss	$(39,398)	—	—	(39,398)
Other comprehensive losses, net of tax

Foreign currency translation adjustment	(1,475)	—	—	(1,475)

Unrealized loss on marketable securities, net of tax of $(3)	(893)	—	—	(893)

Other comprehensive losses	(2,368)	—	—	—

Comprehensive loss	$(41,766)	—	—	—

Adjustment to conform MultiLink’s fiscal year		—	—	394

Balance, December 31, 1997		—	—	227,965

Exercise of employee stock options		—	—	981

Employee stock purchase plan shares		—	—	2,348

Issuance of shares — Starlight acquisition		—	—	14,679

Net loss	$(55,679)	—	—	(55,679)
Other comprehensive losses

Foreign currency translation adjustment	(63)	—	—	(63)

Unrealized gain on marketable securities	11	—	—	11

Other comprehensive losses	(52)	—	—	—

Comprehensive loss	$(55,731)	—	—	—

Balance, December 31, 1998		—	—	190,242

Exercise of employee stock options		—	—	1,844

Employee stock purchase plan shares		—	—	1,445

Treasury stock transactions		92,065	(556)	(556)

Issuance of preferred shares to Intel		—	—	30,500

Net loss	$(84,526)	—	—	(84,526)
Other comprehensive losses

Foreign currency translation adjustments	823	—	—	823

Unrealized loss on marketable securities	(6)	—	—	(6)

Other comprehensive losses	817	—	—

Comprehensive loss	$(83,709)	—	—	—

Balance, December 31, 1999		92,065	$(556)	$139,766

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,

	1999	1998	1997

Cash flows from operating activities:

Net loss	$(84,526)	$(55,679)	$(39,398)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	34,576	28,183	35,221

Provision for doubtful accounts	2,474	4,160	4,241

Inventory provision	3,834	6,004	4,476

Write-down of capitalized software	—	1,088	9,881

Write-down of long-lived assets	—	3,149	—

Loss on disposal of fixed assets	687	—	—

Deferred taxes, provision (benefit)	—	31,721	(21,314)

Gain on sales of securities	(8,495)	—	—

Write-off of incomplete technology	—	4,442	—

Other non-cash items	(6)	896	2,107

Changes in operating assets and liabilities, net of effects of purchased business:

Accounts receivable	(638)	26,513	30,267

Inventories	(6,298)	8,812	2,161

Other current assets	(4,619)	(1,086)	(1,022)

Accounts payable	(10,938)	2,468	(24,124)

Accrued compensation and benefits and accrued expenses	2,306	(4,035)	18,314

Deferred revenue	6,274	(1,086)	4,020

Net cash provided by (used in) operating activities	(65,369)	55,550	24,830

Cash flows from investing activities:

Purchase of marketable securities	(120,012)	(126,262)	(26,392)

Proceeds from sale of marketable securities	128,796	120,336	42,276

Purchases of property and equipment	(12,591)	(19,421)	(21,645)

Proceeds from sales of fixed assets	342	506	—

Capitalized software costs	—	(7,446)	(17,133)

Cash paid to acquire business, less cash acquired	—	(3,964)	—

Purchase of other assets	—	(2,851)	(5,350)

Net cash used in investing activities	(3,465)	(39,102)	(28,244)

Cash flows from financing activities:

Restricted cash and cash equivalents	(1,200)	—	—

Payments on short-term/long-term borrowings	(706)	(2,955)	(9,575)

Principal payments under capital lease obligations	(3,591)	(3,471)	(3,895)

Purchase of treasury stock	(556)	—	—

Proceeds from preferred stock issuance	30,500	—	—

Proceeds from exercise of stock options	1,844	981	954

Proceeds from employee stock purchase plan	1,445	1,718	3,537

Net cash provided by (used in) financing activities	27,736	(3,727)	(8,979)

Adjustment to conform fiscal year of MultiLink	—	—	394

Effect of exchange rate changes on cash	371	62	(1,475)

Net increase (decrease) in cash and cash equivalents	(40,727)	12,783	(13,474)

Cash and cash equivalents at beginning of year	62,642	49,859	63,333

Cash and cash equivalents at end of year	$21,915	$62,642	$49,859

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.  Nature of the Business:

      PictureTel Corporation (the “Company”) develops, manufactures and markets a full range of visual and audio collaboration equipment and services. These products and services enable businesses, schools, medical facilities, government and other organizations to eliminate the barrier of distance so they can work together more effectively. The Company sells its products internationally through both direct and indirect channels.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations and requires additional financing. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans to continue as a going concern rely heavily on forecasted revenue from new products which are planned for delivery commencing in the second quarter of 2000. In addition, management is currently negotiating an expanded credit facility and may seek additional equity investment. Management is also continuing to identify and implement internal actions to improve the Company’s liquidity. While there can be no assurances that these plans will be successful, management believes these actions will provide sufficient financial resources for the next twelve months and beyond. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  Summary of Significant Accounting Policies:

  Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

  Foreign Currency

      The financial statements of the Company’s foreign operations, where the local currency is the functional currency, are translated using exchange rates in effect at the end of the year for assets and liabilities and average exchange rates during the year for results of operations. Related translation adjustments are reported in accumulated other comprehensive income. Transaction gains and losses are recognized in the statement of operations.

      For the financial statements of the Company’s foreign operations, where the U.S. dollar is the functional currency, monetary assets and liabilities of the operations are translated into U.S. dollars at the exchange rate in effect at period end and nonmonetary assets and liabilities are remeasured at historic exchange rates. Income and expense are remeasured at the average exchange rate for the period. Translation gains and losses are reflected in other income in the consolidated statement of operations.

  Foreign Exchange Contracts

      The Company and its subsidiaries have entered into foreign currency forward contracts as a hedge against specific intercompany and foreign currency receivable transactions. Forward contracts involve agreements to purchase or sell foreign currencies at specific rates at future dates. The Company enters into derivatives only

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with counterparties which are financial institutions having credit ratings of single A to minimize credit risk. The Company’s hedging activities do not subject the Company to exchange rate risk because the gains and losses on these contracts offset the losses and gains on the assets, liabilities, and transactions being hedged. The criteria the Company uses for designating a forward contract as a hedge include the instrument’s effectiveness in risk reduction and one-to-one matching of the forward contract to the underlying transaction. The carrying amount of the forward contracts is the fair value, which is determined by obtaining market prices. Gains and losses on forward contracts are recognized each reporting period and are offset against the gain or loss on the hedged item in the same period that the underlying transactions are settled. At December 31, 1999 and 1998, the Company had contracts maturing through April 3, 2000 and April 6, 1999 to purchase $10,473 and $17,570, respectively, in foreign currency (British pounds, French francs, German marks, Japanese yen, Swiss francs, Swedish krona and Australian dollars). Cash flows resulting from hedging contracts are classified in the same category as the cash flows from the items being hedged.

  Cash Equivalents and Marketable Securities

      The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Those instruments with maturities between three months and twelve months are considered to be short-term marketable securities and investments with maturities of greater than one year are classified as long-term marketable securities. At December 31, 1999 and 1998, marketable securities primarily consist of corporate obligations.

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

  Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Buildings under capital lease	18 years

Equipment	2-5 years

Equipment and furniture under capital leases	3-5 years

Furniture and fixtures	3-5 years

Leasehold improvements	Estimated useful life or term of the lease, if shorter

      Maintenance and repairs are charged to expense as incurred. Significant improvements and costs incurred during the application development stage of software developed for internal use are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Research and Development and Capitalized Software Costs

      Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software production costs incurred subsequent to the establishment of technological feasibility are capitalized until the product is available for general release to customers.

      During the years ended December 31, 1998, and 1997, the Company capitalized approximately $7,446 and $7,252, respectively, of internal software costs. No such costs were capitalized during the year ended December 31, 1999, as no current projects had achieved technological feasibility. Capitalized software for the year ended December 31, 1998 also included completed technology of $12,781 acquired through the purchase of Starlight. Amortization is based on the straight-line method over the remaining estimated life of the product or, on the ratio of current revenue to total projected product revenue, whichever is greater. During the years ended December 31, 1999, 1998 and 1997, the Company amortized approximately $9,143, $1,023 and $13,994, respectively, of software costs.

  Other Assets

      Included in other assets are intangible assets, consisting primarily of intellectual property rights and non-compete agreements, which are amortized over their estimated useful life, ranging from eighteen to thirty-six months. Accumulated amortization on intangible assets was $3,144, $279, and $3,868 at December 31, 1999, 1998, and 1997, respectively. Also included in other assets are prepaid royalties and investments accounted for under the cost method. The Company reviews other long-term assets for any impairment in accordance with the Statement of Financial Accounting Standard No. 121 “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS 121), whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

  Revenue Recognition

      Revenue from product sales is recognized upon execution of a contract and delivery provided collectibility is deemed probable. Revenue from professional services is recognized as the services are performed. Revenue from maintenance contracts is recognized ratably over the term of the contract. Allowances for estimated future product returns and price protection under the Company’s agreements with its distributors and resellers are provided for in the same period as the related revenues. Revenue under arrangements where products and services are sold together is allocated to each element based on their relative fair values, with fair value being the price charged when that element is sold separately.

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

  Income Taxes

      The Company provides for the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  Earnings Per Share

      Basic earnings per share (“EPS”) excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were issued, exercised or converted into common stock. Common share equivalents are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Dilutive common share equivalents consist of stock options and warrants calculated using the treasury stock method. The following table reconciles the numerator and the denominators of the basic and diluted EPS computations shown on the Consolidated Statements of Operations:

	Year Ended December 31,

	1999	1998	1997

Basic and Diluted EPS Computation:

Numerator:

Net loss applicable to common shareholders	$(90,138)	$(55,679)	$(39,398)

Denominator:

Weighted average common shares outstanding	40,376	38,527	37,760

Basic and diluted EPS	$(2.23)	$(1.45)	$(1.04)

      Options to purchase shares of the Company’s Common Stock of 6,912,081, 6,686,832 and 4,728,190 were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because they were antidilutive due to the net losses sustained in 1999, 1998 and 1997. Warrants for 2,723 shares of the Company’s Common Stock and Convertible Preferred Stock of 4,478,708 shares were outstanding at December 31, 1999, but were not included in the computation of diluted EPS because they were antidilutive due to the loss sustained in 1999.

  Concentrations

     Credit Risk

      Financial instruments, which potentially subject the Company to concentration of credit risk, include cash, cash equivalents, marketable securities, foreign currency forward contracts and trade receivables. With respect to its cash, cash equivalents and marketable securities, the Company invests its excess cash primarily in deposits with a commercial bank and corporate obligations and has established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity. The Company sells its products to a variety of customers, including end users, dealers and distributors, in a variety of different industries and geographic regions. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

     Suppliers

      Certain components and parts used in the Company’s products are procured from a single source. The Company obtains parts from one vendor only, even where multiple sources are available, to maintain quality control and enhance the working relationship with suppliers. These purchases are made under existing contracts or purchase orders. The failure of a supplier, including a subcontractor, to deliver on schedule could

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delay or interrupt the Company’s delivery of products and thereby adversely affect the Company’s revenues and profits.

  Newly Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement was originally effective for all fiscal year ends beginning after June 15, 1999. In June 1999, the FASB issued Statement 137, which delayed the effective date of Statement 133 by one year. Statement 133 will be effective for PictureTel’s fiscal year beginning January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the effects of this change but anticipates that the adoption of SFAS 133 will not have a significant effect on the Company’s financial position or results of operations.

      In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP effective January 1, 2000, and does not expect this to have a material effect on the Company’s financial position or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”) as amended by SAB 101A, which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the Securities and Exchange Commission’s views regarding recognition of revenue. The Company will adopt SAB 101 in the second quarter of 2000 and is currently evaluating the effects it will have. The Company anticipates that the adoption of SAB 101 will have a material effect on the Company’s 2000 financial position and results of operations.

  Reclassifications

      Certain reclassifications of prior year amounts have been made to conform with current year presentation. These reclassifications had no effect on net income or stockholders’ equity.

3.  Acquisitions:

  Starlight Networks, Inc.

      On November 10, 1998, the Company acquired all of the Common Stock of Starlight Networks, Inc. (“Starlight”) in a transaction accounted for using the purchase method of accounting. Starlight develops, manufactures and markets streaming video software that enables live, interactive multicast video and video-on-demand. Total consideration of $17,798 consisted of 1,509,266 shares of common stock and 2,723 warrants which totaled $14,679 and cash of $3,119. The total purchase price of $22,252 included the consideration as

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

well as assumed debt of $3,544 and acquisition costs of $910 which related to legal, accounting and financial advisory fees and was allocated to the fair value of the assets acquired as follows:

Completed technology	$12,781

In-process technology	4,442

Long-term liabilities	(1,853)

Fixed assets	555

Net working capital	(510)

Goodwill	5,473

Workforce	778

Tradename	586

Total assets acquired	$22,252

      Goodwill is being amortized on a straight-line basis over five years and the fair value of the workforce and tradename are being amortized on a straight line basis over three years. Goodwill amortization expense for the years ended December 31, 1999 and 1998, amounted to $1,095 and $139, respectively. Amortization of workforce and tradename is included in the Company’s amortization of intangibles. Completed technology is being amortized over a period of two to five years based upon the expected life of the products using the technology. Amortization of completed technology is included in the Company’s amortization of capitalized software (See Note 2).

      The fair value of the purchased in-process research and development was determined using the stage of completion methodology. Under this technique, expected net cash flows from the resulting product are discounted at a risk-adjusted discount rate to arrive at the project’s expected present value and then the percentage of project completion as of the acquisition date is applied to arrive at a fair value. The Company used a 30% risk-adjusted discount rate for the Starlight project. The project was intended to seamlessly integrate several prototype streaming media applications into one, customer-supportable and distribution channel ready product suitable for managing high quality streaming events such as business briefings, distance learning and business television. The purchased in-process research and development has no alternative use, and accordingly was charged to research and development expense in the fourth quarter of 1998. The project was estimated to be 54% complete as of the acquisition date. The new product was introduced in the first quarter of 2000, several months later than originally anticipated. This delay did not have a material effect on the Company’s results of operations or liquidity.

      The following information presents certain statement of operations data for 1998 and 1997 as though the acquisition had occurred on January 1, 1997:

	Year ended December 31,

	1998	1997

	(Unaudited Proforma)

Revenue	$408,083	$474,499

Net loss	$(63,372)	$(53,572)

Net loss per common share — basic and diluted	$(1.59)	$(1.36)

  MultiLink, Inc.

      On July 22, 1997, the Company acquired all of the Common Stock of MultiLink, Inc. (MultiLink) in a transaction accounted for as a pooling of interests. MultiLink develops, manufactures and markets software and hardware that enable users at two or more sites to participate in audio meetings. The Company issued 3,578,026 shares of common stock in exchange for 6,389,332 shares of MultiLink Common Stock at a ratio of one share of MultiLink Common Stock to 0.56 shares of the Company’s Common Stock. The accompanying

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements for all periods prior to the acquisition have been restated to include the results of operations, financial position and cash flows of MultiLink. Intercompany sales between MultiLink and the Company were insignificant and have been eliminated in consolidation. Costs associated with the acquisition of $2,561 were charged to operations for the year ended December 31, 1997. These costs principally relate to investment banking, accounting and legal advisory fees and severance expense.

      The following information presents certain statement of operations data of the separate companies for the periods prior to the acquisition which for these purposes has been assumed to occur on June 29, 1997:

	Six months ended		Year ended
	June 29,		December 31,

	1997	1996	1996

Revenue

PictureTel	$227,439	$221,083	$467,805

MultiLink	12,462	9,662	22,420
Net income (loss)

PictureTel	$(1,513)	$15,957	$30,598

MultiLink	(1,376)	651	1,574

4.  Inventories:

      Inventories consist of the following:

	December 31,

	1999	1998

Purchased parts	$3,184	$2,609

Work-in-process	1,157	1,399

Finished goods	28,589	26,248

	$32,930	$30,256

5.  Marketable Securities:

      At December 31, 1999 and 1998, marketable securities, including those reported in cash equivalents, were as follows:

	December 31,

	1999		1998

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Government and its agencies	$3,727	$3,726	—	—

Corporate obligations	42,769	42,769	$58,192	$58,200

Total debt securities	$46,496	$46,495	$58,192	$58,200

      Net unrealized holding gains of $0 and $6 for 1999 and 1998, respectively, are included in other comprehensive income. Gross unrealized holding gains were $0 and $10 for 1999 and 1998, respectively. Realized losses of approximately $0 and $1 and realized gains of approximately $1,500 from the sales of available for sale securities are included in other income for the years ended December 31, 1999, 1998 and 1997, respectively.

      During the third quarter of 1999, the Company recorded an $8,495 gain on the sale of RealNetworks stock. This stock was acquired through a 1996 investment in Vivo Software, Inc., which was subsequently acquired by RealNetworks. This gain is included in other income.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 1999, all of the Company’s marketable securities have stated maturity dates within one year of the balance sheet date.

6.  Property and Equipment:

      Property and equipment consist of the following:

	December 31,

	1999	1998

Property and equipment, excluding assets under capital leases:

Equipment	$113,572	$103,274

Furniture and fixtures	18,071	13,922

Leasehold improvements	20,777	15,077

	152,420	132,273

Less: Accumulated depreciation	119,918	95,611

	32,502	36,662

Assets under capital leases:

Buildings	38,000	38,000

Buildings held for sublease	20,938	20,938

Equipment and furniture	2,774	11,268

	61,712	70,206

Less: Accumulated depreciation	7,995	11,213

	53,717	58,993

Property and equipment, net	$86,219	$95,655

      At December 31, 1999 and 1998, accumulated depreciation amounted to $5,353 and $2,079 on buildings under capital leases and $2,642 and $9,134 on equipment and furniture under capital leases, respectively. Depreciation expense for the years ended December 31, 1999 and 1998 was $20,926 and $26,967, respectively. Depreciation expense of $1,163 related to the buildings under capital lease held for sublease and the related sublease income of $2,353 for 1999 was included in other income.

7.  Debt:

      The Company has a revolving credit agreement, expiring June 15, 2001, as a source of funds. The Company has up to $35,000 available for borrowing under the credit agreement. At December 31, 1999, no borrowings were outstanding under this credit agreement. The Company currently has $30,595 of outstanding standby letters of credit issued under this agreement which reduces the amount available for borrowing on a dollar for dollar basis. Fees for letters of credit outstanding against this revolving credit line are payable at 125 basis points per annum of the face amount. The revolving credit agreement is collateralized by substantially all assets of the parent Company and certain stock of its subsidiaries. The credit agreement also contains certain financial covenants, including net income (loss) and minimum cash requirements. The Company is retroactively in compliance with these covenants after receiving a waiver on March 28, 2000 for not meeting its fourth quarter 1999 net income requirement.

      The Company is currently seeking a waiver for not meeting its first quarter 2000 covenants and anticipates that its quarterly financial results for the balance of 2000 will likely be out of compliance with the current credit facility’s financial covenants. To address this and to provide necessary additional liquidity and borrowing capacity, the Company and its bank group are currently negotiating an expanded credit facility. In the event such efforts are unsuccessful, the Company’s cash could be reduced by the amount of the letters of credit.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has operating leases for various rented properties. The Company signed an agreement to sublease MultiLink’s former facility at 6 Riverside Drive in Andover, Massachusetts in May 1999 as part of its space consolidation efforts. As of December 31, 1999, the remaining obligation under this operating lease was $8,135. After giving effect to expected sublease income, this obligation is $5,082. In addition, in June 1998, the Company subleased its property at 50 Minuteman Road for a ten-year term. After giving effect to expected sublease income, the remaining principal obligation under the capital lease was $16,694 at December 31, 1999.

      Local lines of credit are available for short-term advances of up to $979 to certain of the Company’s foreign subsidiaries. The agreements require interest payable up to one quarter of one percent per annum. Approximately $196 was outstanding against these local lines of credit at December 31, 1999.

      In June 1999, the Company entered into a short-term security agreement with BankBoston. Under this agreement, the Company pledged to the bank certain amounts of cash and cash equivalents as collateral for obligations of the Company arising from use of the Bank’s cash management and foreign exchange services. The required collateral was $1,200 as of December 31, 1999.

8.  Commitments:

      The Company has commitments under capital and non-cancelable operating leases for office and manufacturing space. The facility leases are for terms ranging from one to eighteen years. The leases generally contain provisions that allow for expansion, extension and termination. In August 1997, the Company entered into an eighteen-year lease agreement for the building at 50 Minuteman Road in Andover, Massachusetts. In June 1998, the property was subleased for a period of ten years. The lease is accounted for as a capital lease. In March 1997, the Company entered into another eighteen-year lease agreement for an additional building at 200 Minuteman Road in Andover, Massachusetts. The lease, which commenced in October 1998, is accounted for as a capital lease. Effective July 1999, the Company subleased the property at 6 Riverside Drive in Andover for a period of 5 years. This operating lease expires in 2007.

      Future minimum lease payments under capital and operating leases with initial or remaining terms of one year or more are:

	Capital	Operating
	Leases	Leases

2000	$6,103	$8,684

2001	6,105	8,241

2002	6,103	7,467

2003	6,103	6,710

2004	6,103	5,859

Thereafter	69,159	37,379

Total future minimum lease payments	99,676	$74,340

Less amount representing interest	43,310

Present value of net future minimum lease payments	56,366

Less current portion	1,782

Long-term obligation under capital leases	$54,584

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total future minimum lease payments have not been reduced by future minimum sublease payments under non-cancelable sublease agreements. Income from future minimum sublease agreements with initial or remaining terms of one year or more are:

	Capital	Operating
	Leases	Leases

2000	$2,353	$907

2001	2,353	856

2002	2,388	805

2003	2,414	692

2004	2,414	352

Thereafter	8,246	—

Total future minimum lease payments	$20,168	$3,612

      Net rental expense for operating leases was $10,783, $11,692 and $11,600 for 1999, 1998 and 1997, respectively.

      In conjunction with the Intel distribution agreement, the Company had outstanding commitments at December 31, 1999, to purchase $5,700 of inventory over the first half of the year 2000.

9.  Capital Stock:

  Convertible Preferred Stock

      On February 18, 1999, Intel invested $30,500 in the Company, acquiring approximately 10% of the Company’s equity through convertible preferred stock. The convertible preferred stock was issued to Intel at a price of $6.81 per share. The shares are convertible to common stock on a one for one basis, which represents a discount from the fair value of common stock on the date of issuance of $8.01 per share. The intrinsic value attributable to this conversion right represents a beneficial conversion feature that has been recorded as an increase to net loss in the consolidated statement of operations in the period ended December 31, 1999, and represents a non-cash charge in the determination of net loss attributable to common stockholders.

      The Company’s Board of Directors is empowered to fix the terms and rights of the preference stock. Issuance of the preference stock limits the rights of the common stockholders. The convertible preferred stock issued to Intel Corporation is non-voting and preferred with respect to dividend rights and liquidation preference to the Company’s Common Stock. For the period through February 17, 2004, the holders of the convertible preferred stock are entitled to receive, out of funds legally available, noncumulative dividends on shares of common stock or preferred stock for each share of preferred stock held per year, when and if declared by the Board of Directors. The convertible preferred stock has no redemption rights.

  Treasury Stock

      In October 1998, the Board of Directors authorized a plan to repurchase up to 1,000,000 shares of the Company’s Common Stock in open market, privately negotiated or other transactions. No shares were repurchased during 1998. The Company repurchased 70,000 shares during 1999 at a cost of $556 (approximately $7.94 per share). In addition, 22,065 shares were returned to the Company from shares held in escrow related to the MultiLink acquisition.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Warrants

      As part of the acquisition of Starlight Networks, Inc., the Company assumed warrants to purchase 2,723 shares of Common Stock. The warrants are exercisable at an average price of $27.83 per share and have expiration dates ranging from February 2002 through February 2007.

  Stockholders’ Rights Agreement

      On March 25, 1992, the Board of Directors of the Company declared a dividend of one purchase right (a “Right”) for every outstanding share of the Company’s Common Stock. After giving effect to the split, each Right entitles the holder to purchase from the Company one two-hundredths of a share of Junior Preference Stock at a price of $90 per one two-hundredths of a share, subject to adjustment. The Rights will become exercisable on the fifteenth business day following the date of a public announcement that an acquiring person (as defined in the Rights Agreement, the definition of which provides for certain limited exclusions) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Company’s outstanding Common Stock or on the fifteenth business day following the commencement of a tender offer or exchange offer that would result in an acquiring person owning 15% or more of the Company’s outstanding Common Stock.

      If the Company were acquired in a merger or other business combination, or more than 25% of its assets or earning power were sold, each holder of a Right would be entitled to exercise such Right and thereby receive common stock of the acquiring company with a market value of two times the exercise price of the Right. If an acquiring person has acquired or obtained the right to acquire 15% of the Company’s Common Stock, each holder of a Right, other than the acquiring person, will be entitled to receive shares of the Company’s Common Stock having a market value of two times the exercise price of the Right. At any time the Company may redeem the Rights at a redemption price of $0.005 per Right. The Rights expire March 25, 2002.

  Stock-Based Compensation Plans

      The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation costs were recognized in 1999, 1998, and 1997.

      Net loss and net loss per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows:

	Year Ended December 31,

	1999	1998	1997

Net loss applicable to common shareholders As reported	$(90,138)	$(55,679)	$(39,398)

Pro forma	(98,638)	(66,224)	(46,554)

Net loss per common share — basic and diluted As reported	$(2.23)	$(1.45)	$(1.04)

Pro forma	(2.44)	(1.72)	(1.23)

      The effects of applying SFAS No. 123 for the purpose of providing pro forma disclosures may not be indicative of the effects on reported net income (loss) and net income (loss) per share for future years, as the pro forma disclosures include the effects of only those awards granted after January 1, 1995 and additional awards are anticipated in future years.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Employee Stock Purchase Plan

      Under terms of an Employee Stock Purchase Plan (the “ESPP”) adopted in 1994 and amended in 1996, eligible employees are able to purchase shares of the Company’s Common Stock at 85% of the average market value as of the start of each six month option period or the end of such period, whichever is lower. As of December 31, 1999, shareholders have authorized the purchase of up to 2,000,000 shares of Common Stock under the ESPP. The ESPP was amended at the annual meeting on June 17, 1999 so as to increase the aggregate number of shares available for issuance under the ESPP from 1,000,000 to 2,000,000. Shares purchased under the ESPP in 1999, 1998 and 1997 totaled 295,820, 286,074 and 183,017, respectively. The weighted average grant date fair value of the shares purchased was $2.15, $2.64 and $5.43 in 1999, 1998 and 1997, respectively.

      On June 17, 1999, the Company’s shareholders approved the 1999 Foreign Subsidiary Employee Stock Purchase Plan (“the Foreign Plan”). Under the Foreign Plan, eligible foreign subsidiary employees are able to purchase shares of the Company’s Common Stock on terms substantially similar to those of the ESPP. Up to 500,000 shares are authorized under the Foreign Plan. There were no shares purchased under the Foreign Plan in 1999. At December 31, 1999, there were 1,529,268 shares available under these plans.

      For the purpose of providing pro forma disclosures, the fair values of shares purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 1999, 1998 and 1997, respectively: a risk-free interest rate of 4.97%, 5.11%, and 6.07%, an expected life of 6 months, expected volatility of 69%, 65%, and 56%, and no expected dividends.

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

      On November 14, 1989, the Company’s shareholders approved the PictureTel Equity Incentive Plan (the “EIP”). Pursuant to terms contained therein, the EIP terminated on November 14, 1999 and as of November 14, 1999, shareholders have authorized the issuance of up to 9,000,000 shares of post Stock Split Common Stock under the Plan. Following the Termination Date, no additional options were granted under the EIP, but earlier option grants made thereunder expire ten years after the effective date of the grant. On June 17, 1999, the Company’s shareholders approved the PictureTel 1999 Equity Plan (the “1999 Plan”). As of December 31, 1999, shareholders have authorized the issuance of up to 3,000,000 shares of Common Stock under the 1999 Plan. The 1999 Plan permits the granting of non-statutory and incentive stock options, a variety of stock and stock-based awards and related benefits, and cash performance awards, which are in

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition to option grants under the EIP and the 1984 Amended and Restated Stock Option Plan, to employees and other persons who are in a position to make significant contributions to the success of the Company.

      Effective October 23, 1992, the Board of Directors adopted the 1992 Non-Employee Directors’ Stock Option Plan. As of December 31, 1998, shareholders have authorized the issuance of up to 430,000 shares of Common Stock under the Plan to eligible non-employee directors. Under this Plan, each non-employee director at October 23, 1992 and each non-employee director subsequently elected receives, at October 23, 1992 or the director’s first election date, a non-statutory option to purchase 40,000 shares of post Stock Split Common Stock at an exercise price equal to the fair market value of the stock on the effective date of grant. The Plan was amended at the Annual Meeting on June 17, 1996 so as to increase the aggregate number of shares available for issuance under the Plan from 280,000 to 430,000, and to further provide, as of August 1, 1996, for the automatic grant of a non-statutory option to purchase 20,000 shares of Common Stock to directors who have been directors for more than two years on August 1, 1996, and on the later date of first election of any other director and thereafter, for the annual grant of stock options to purchase 5,000 shares of the Company’s Common Stock on August first of each year, commencing on August 1, 1997, so long as such individual is serving as a director on the applicable August first date, provided that no such annual option for 5,000 shares shall be granted to a director who first became a director of the Company within six months prior to August first of said year. The Plan was further amended by the Board of Directors on February 27, 1998 to provide for non-automatic grants of non-statutory options not to exceed 60,000 shares in the aggregate for all directors. On June 17, 1999, because of anticipated accounting rule changes affecting the grant of stock options to outside directors, the Plan was amended by the Board of Directors to provide for the immediate vesting of all options granted after August 1, 1999. All options expire ten years after the effective date of grant; all options, except annual and non-automatic options, granted prior to August 1, 1999 become exercisable over a one-year period; and all options granted after August 1, 1999 become exercisable immediately at the date of grant. At December 31, 1999, there were 1,891,321 shares available for future grant under these plans.

      Effective upon the consummation of the acquisition of MultiLink, Inc. on July 22, 1997, the Board of Directors voted to assume the 1984, 1986, 1987 and 1996 MultiLink, Inc. Stock Options Plans and renamed the 1984, 1986, 1987 and 1996 PictureTel (MultiLink) Option Plans (the “Plans”), as appropriate, and provided for the issuance of shares of Common Stock in replacement for MultiLink Common Stock upon the exercise thereof. The Compensation Committee of the Board of Directors administers the MultiLink Option Plans assumed (and renamed) by PictureTel. There is reserved for issuance under the Plans 655,419 shares of Common Stock of PictureTel Corporation to be issued upon exercise of the options outstanding under the Plans. No additional options will be issued under the Plans. All options expire ten years after the effective date of the grant, and such options become exercisable over a four-year period.

      Effective upon the consummation of the acquisition of Starlight Networks, Inc. on November 10, 1998, the Board of Directors voted to approve the 1998 Acquisition Stock Option Plan (the “Acquisition Plan”). The Acquisition Plan permits the grant of non-qualified options to purchase shares of Common Stock of PictureTel Corporation to Starlight employees who are in a position to make significant contributions to the success of the Company. The Compensation Committee of the Board of Directors administers the Acquisition Plan. There is reserved for issuance under the Plan 400,000 shares of Common Stock to be issued upon exercise of the options granted under the Plan. All options expire ten years after the effective date of the grant, and such options become exercisable over a four-year period. At December 31, 1999, there were 191,340 shares available for future grant under the Plan.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the Company’s stock option plans at December 31, 1999, 1998 and 1997 and changes during the years then ended:

	1999		1998		1997

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	6,686,832	$9.16	4,728,190	$11.21	5,252,627	$17.82

Granted at fair market value	4,790,305	5.35	3,627,100	7.01	4,356,743	13.17

Exercised	(254,043)	7.26	(232,068)	4.23	(342,222)	4.95

Forfeited	(4,311,013)	8.41	(1,436,390)	11.26	(4,538,958)	21.22

Outstanding at end of year	6,912,081	$7.05	6,686,832	$9.16	4,728,190	$11.21

Options exercisable at year-end	1,921,405	$10.23	2,328,993	$11.52	2,034,527	$10.05

Weighted-average grant date fair value of options granted during the year at fair market value		$3.49		$4.38		$7.62

      The following table summarizes information about stock options outstanding at December 31, 1999:

	Options Outstanding			Options Exercisable

		Weighted-Average
	Number	Remaining	Weighted-	Number	Weighted-
	Outstanding	Contractual Life	Average	Exercisable	Average
Range of Exercise Prices	at 12/31/99	(In years)	Exercise Price	at 12/31/99	Exercise Price

$0.268 – 0.893	5,694	3.34	$.83	5,694	$.83
2.679 – 3.719	1,499,698	9.08	3.71	24,817	3.47
3.970 – 5.531	1,803,117	9.59	5.01	80,942	5.14
5.565 – 8.563	1,983,595	8.19	7.36	604,447	7.22
8.625 – 10.250	1,140,589	6.17	9.25	865,479	9.22
10.360 – 14.970	188,498	7.19	10.89	118,736	10.94
15.625 – 23.375	186,765	7.08	16.90	131,528	16.91
23.625 – 40.500	104,125	6.38	36.48	89,762	36.64

$0.268 – 40.500	6,912,081	8.33	$7.05	1,921,405	$10.23

      For the purpose of providing pro forma disclosures, the fair values of options granted were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: a risk-free interest rate of 5.65%, 5.10% and 6.06%, an expected life of 5.5 months, expected volatility of 71%, 67% and 57% (no volatility assumption was used for MultiLink options) and no expected dividends.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Income Taxes:

      Significant items making up total net deferred tax assets are as follows:

	December 31,

	1999	1998

Net operating loss and tax credit carryforwards	$66,723	$39,441

Inventory reserves	3,387	3,578

Depreciation and amortization	(2,816)	(5,357)

Other temporary differences	15,985	13,880

Valuation allowance	(83,279)	(51,542)

Total net deferred tax assets	$—	$—

      Other temporary differences principally represent bad debt and warranty reserves, deferred revenue, vacation and other payroll related differences. Management believes the Company is unlikely to fully realize the deferred tax assets and accordingly has established a full valuation allowance on the deferred tax assets. Approximately $7,451 of the gross deferred tax assets at December 31, 1999 relates to the benefit of deductions from the exercise of stock options. The benefit will be recorded as a credit to additional paid in capital when realized.

      The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,

	1999	1998	1997

Federal income taxes:

Currently payable	$—	$253	$2,742

Deferred	—	24,634	(18,161)

State income taxes:

Currently payable	204	75	—

Deferred	—	7,011	(3,134)

Foreign taxes:

Currently payable	4,180	3,732	2,002

Deferred	—	76	459

Total	$4,384	$35,781	$(16,092)

      The differences between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	Year Ended December 31,

	1999	1998	1997

Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%

State income tax, net of federal tax benefit	(4.4)	0.2	(4.7)

Federal and state tax credits from research and development	(0.7)	—	(0.9)

Difference between foreign and US tax rates	4.4	3.1	0.7

Change in deferred asset valuation allowance	39.6	207.6	5.0

Other	1.6	3.9	5.9

Effective tax rate	5.5%	179.8%	(29.0)%

      At December 31, 1999, the Company had remaining net operating loss (“NOL”) carryforwards available of approximately $145,000 to offset future federal and state taxable income. The Company also has unused

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

federal research and development tax credits of approximately $5,717. The NOL and tax credit carryforwards both expire at various dates through the year 2019. As a result of prior equity issuances, the Company’s use of NOL carryforwards incurred prior to July 1988 is subject to certain annual limitations. At December 31, 1999, approximately $3,975 of the available NOL carryforwards have an annual limitation amount of approximately $662 that may be used to reduce the Company’s taxable income in the future.

11.  Employee Benefit Plans:

      The Company has a defined contribution profit sharing plan incorporating features under Section 401(k) of the Internal Revenue Code designed to provide retirement benefits to its employees. The Plan covers substantially all employees of the Company, and eligible participants may contribute up to 15% of their pay on a pretax basis subject to annual dollar limits established by the Internal Revenue Code and plan limitations. The Plan document states that the Company will provide at least 33.3% matching contribution up to the first 3% of each participant’s eligible compensation. For the years ended December 31, 1999, 1998 and 1997, the Company’s matching contribution was 50%, 50%, and 50%, respectively or $600, $780 and $929, respectively.

      The Company assumed the MultiLink, Inc. 401K Plan as a result of the acquisition in July 1997. The Company filed a Plan termination with the Internal Revenue Service and received a favorable determination. The Plan was terminated effective September 30, 1997. No Company contributions were made to the MultiLink Plan in 1997.

      The Company assumed the Starlight, Inc. 401K Plan as a result of the acquisition in November 1998. The Company filed a Plan termination with the Internal Revenue Service and received a favorable determination. The Plan was terminated effective December 31, 1998. No Company contributions were made to the Starlight Plan in 1998.

12.  Segment Information:

      The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which aggregates its business into three reportable operating segments: videoconferencing products, videoconferencing services and audioconferencing. The videoconferencing products segment develops, manufactures and markets visual communications systems and collaboration software. The videoconferencing services segment provides services for the videoconferencing products. The audioconferencing segment develops, manufactures, markets and services multipoint control units for teleconferencing.

      In 1999, 1998 and 1997, no customer accounted for 10% or more of total revenue. One supplier accounted for 33% and 32% of the Company’s purchases from outside vendors in 1999 and 1998, respectively. Another supplier accounted for 17.6% of the Company’s purchases from outside vendors in 1999 and a third supplier accounted for 10% of the Company’s purchases from outside vendors in 1998.

	Video-	Video-
	conferencing	conferencing	Audio-
	Products	Services	conferencing	Other	Total

Year ended December 31, 1999:

Revenue from external customers	$232,533	$70,304	$20,442	$—	$323,279

Operating income (loss)	$(68,409)	$2,976	$(2,880)	$(21,971)	$(90,284)

Year ended December 31, 1998:

Revenue from external customers	$323,487	$59,760	$22,905	$—	$406,152

Operating income (loss)	$(16,049)	$7,191	$7,334	$(22,126)	$(23,650)

Year ended December 31, 1997:

Revenue from external customers	$392,912	$48,988	$24,525	$—	$466,425

Operating income (loss)	$(30,533)	$4,455	$(6,568)	$(24,204)	$(56,850)

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other consists of corporate administrative functions, which are excluded from the videoconferencing products, videoconferencing services and audioconferencing segments for management decision making.

      The Company evaluates the performance of its segments based upon operating income. There are no material intersegment sales. Transfers of videoconferencing products to the videoconferencing services segment are recorded at standard cost and are not tracked for management reporting purposes. Asset information by reportable segment has not been disclosed since the Company does not produce such information internally.

      Videoconferencing products consist of three categories: group, desktop/personal and network server systems. Revenue for the videoconferencing products segment is detailed below:

	Year Ended December 31,

	1999	1998	1997

Group Systems	$184,909	$265,954	$321,835

Desktop/Personal Systems	19,460	29,859	41,057

Network Server Systems	28,164	27,674	$30,020

Total Videoconferencing Products	$232,533	$323,487	$392,912

      Videoconferencing services relate to maintenance and professional services as detailed below:

	Year Ended December 31,

	1999	1998	1997

Maintenance Services	$44,883	$40,933	$38,404

Professional Services	25,421	18,827	10,584

Total Videoconferencing Services	$70,304	$59,760	$48,988

  Geographic Data

      In addition to its direct and indirect sales channels in the United States, the Company has subsidiaries in various foreign countries which, through direct and indirect sales channels, sell and service the Company’s products in their respective geographic area. Revenue from external customers represent sales made from those countries. The Company’s revenue and long-lived asset financial information is detailed as follows:

		United
	United States	Kingdom	Japan	All Other	Total

Year ended December 31,1999

Revenue from external customers	$200,764	$65,654	$27,055	$29,806	$323,279

Long-lived assets	$104,109	$3,872	$2,225	$1,150	$111,356

Year ended December 31,1998

Revenue from external customers	$267,111	$79,396	$24,747	$34,898	$406,152

Long-lived assets	$125,997	$3,804	$2,295	$2,235	$134,331

Year ended December 31,1997

Revenue from external customers	$307,450	$76,318	$36,689	$45,968	$466,425

Long-lived assets	$88,445	$4,341	$2,086	$2,120	$96,992

      Segment information for 1998 and 1997 have been reclassified to reflect the new allocation method employed in 1999.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Unaudited Interim Financial Information:

      Quarterly financial information is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

1999

Revenue	$76,194	$85,962	$78,813	$82,310

Gross margin	24,222	27,025	24,930	25,959

Net loss	(27,404)	(34,669)	(11,908)	(16,157)

Net loss per common share — basic and diluted	$(0.68)	$(0.86)	$(0.29)	$(0.40)

1998

Revenue	$101,045	$104,582	$102,058	$98,467

Gross margin	45,887	40,273	45,761	41,145

Net income (loss)	(2,165)	(6,688)	1,624	(48,450)

Net income (loss) per common share — basic and diluted	$(0.06)	$(0.17)	$0.04	$(1.23)

14.  Supplemental Cash Flow Information:

	1999	1998	1997

Supplemental cash flow information:

Interest paid	$4,642	$2,903	$1,722

Income taxes paid	$1,845	$1,245	$4,237

Supplemental disclosure of non-cash investing activity:

Building acquired under capital lease	$—	$38,000	$20,938

Issuance of stock for acquisition	$—	$14,679	$—

Assumption of debt for acquisition	$—	$3,544	$—

Supplemental disclosure of non-cash financing activity:

Preferred stock beneficial conversion feature	$5,612	$—	$—

15.  Other Charges:

      The Company recorded charges of $9,752 during 1999. Cost of revenue includes $491 of expense associated with workforce reductions. Operating expense includes approximately $2,554 of workforce reduction and related costs, $2,550 for the settlement of shareholder litigation (See Note 16 of “Notes to Consolidated Financial Statements”), and $2,481 associated with subleasing MultiLink’s former facility at 6 Riverside Drive, Andover, Massachusetts.

      During 1998, the Company recorded charges of $10,564. Charges of $6,808 reported in cost of revenue include $5,457 related to the write down of inventory and capitalized software to their net realizable value and other costs associated with the discontinuation of one of the Company’s product lines and $1,351 to record inventory provisions for the write down of certain inventories to their net realizable value. Charges of $3,756 included in operating expenses relate to the write down of leasehold improvements at the 50 Minuteman Road facility in Andover and transaction costs associated with subleasing this facility, and certain executive severance charges. The Company subleased the 50 Minuteman Road facility in June 1998, and the sublessee did not utilize the leasehold improvements in the facility.

      During the year ended December 31, 1997, the Company recorded other charges of $42,664. Other charges of $16,096 reported as part of cost of goods sold include $4,940 for various write-downs of excess and obsolete inventory to their net realizable value as a result of lower than forecasted demand, $9,881 to record

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment charges associated with software development projects canceled as a result of a realignment in the Company’s planned product offerings, $1,122 for product retrofit accruals, and $153 related to work-force reductions and organizational realignment as a result of activities undertaken to reduce the Company’s cost structure to bring it in line with lower-than-expected revenue.

      Other charges of $21,568 in 1997 reported as part of operating expenses include $2,561 recorded in connection with the acquisition of MultiLink, $4,373 related to severance expense and sales office closings associated with the acquisition of MultiLink and PictureTel related work-force reductions as a result of activities undertaken to reduce the Company’s cost structure to bring it in line with lower-than-expected revenue, $6,475 in specific accounts and notes receivable write-offs and provisions for allowances for doubtful accounts, $3,900 in provisions for sales taxes primarily related to MultiLink, $1,880 in advances written-off to reflect current business conditions and shifts in distribution channels, and $2,379 in charges related to other miscellaneous matters.

      Additionally in 1997, the Company established a $1,500 provision recorded against revenue to accrue for estimated sales returns and allowances. Other charges of $3,500 included in other income/expense include the write-off of certain equity investments to reflect current business conditions.

16.  Litigation:

  A.  Datapoint Litigation

      In December 1993, PictureTel was sued by Datapoint Corporation in the United States District Court for the Northern District of Texas. Datapoint alleged that certain of PictureTel’s products infringed patent rights allegedly owned by Datapoint. On April 9, 1998, a jury returned a verdict in favor of PictureTel finding that PictureTel did not infringe the Datapoint patents and that the Datapoint patent claims raised against PictureTel were invalid. On May 3, 1999, an appeals hearing took place with regard to this litigation. On July 15, 1999, the United States Court of Appeals for the Federal Circuit issued a ruling in favor of PictureTel. The Appellate Court found that all patent claims raised against PictureTel are invalid. Since all appellate statue of limitations have now expired, this decision closes the lawsuit brought by Datapoint.

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

      On June 17, 1999, the Company announced that it had entered into a settlement agreement with the Plaintiffs. The Settlement provides that the claim against PictureTel and Mr. Straus will be dismissed. In agreeing to the proposed settlement, the Company and Mr. Strauss specifically deny any wrongdoing. The settlement provides for a cash payment of $12,000 by the Company, plus interest, after the settlement is final.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

More than 75% of the settlement amount was recovered by the Company from insurance proceeds. The settlement is subject to certain customary conditions, including preliminary and final approval by the United States District Court for the District of Massachusetts, and notice to the class. On July 29, 1999, the Court gave preliminary approval of the settlement. Formal notices with details of the settlement have been sent to the purported class members by the Plaintiffs’ counsel. On November 4, 1999, the Court gave its final approval of the settlement. Since all appellate statue of limitations have now expired, this decision closes the lawsuit brought by the plaintiffs.

  C.  SEC Investigation

      In May 1999, the Company was informed that the Securities and Exchange Commission (SEC) had initiated a formal investigation of matters related to the Company’s 1997 restatement of its earnings. The Company has been cooperating with the SEC and will continue to do so. The Company expresses no opinion as to the likely outcome. While no assurances can be provided, the Company does not believe that the investigation will have a material adverse affect to its business, financial condition, results of operations or cash flows.

  D.  Revnet, Inc.

      On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, Revnet, Inc., which has ceased operations. (Revnet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleges that the Company breached an oral contract. Revnet is allegedly seeking $200,000 in damages. Discovery is in process. The Company believes that the complaint and the claim for damages are without merit and intends to vigorously defend against them. In addition, after limited discovery under the above named suit, the Company on September 13, 1999 filed a related action in the Circuit Court for Baltimore City, Maryland against Revnet, Inc., Vuecom, Inc. (an entity related to Revnet, Inc.), George Harris IV, George Sandmann and Lou Brown, ( PictureTel Corporation v. RevNet, Inc., et al. Civil Action 24-C99-004406) alleging among other things Breach of Contract, Fraudulent Inducement and Securities Fraud. The Company’s complaint is seeking more than $7,000 in damages. While no assurances can be provided, the Company does not believe that the outcome of this dispute will have a material adverse affect on its business, financial condition, results of operations or cash flows.

  E.  Patent Infringement

      In February 2000, the Company settled a patent infringement claim for the Company’s use of an ITU-U standard. The Company received a license to use the standard until 2007 for the payment of $1,300 spread ratably over five years. In connection with this license the Company recognized approximately $400 in amortization expense in 1999 and has recorded net prepaid royalties of approximately $900 at December 31, 1999.

      In addition to the above, the Company has also been and is from time to time subject to claims, such as potential patent infringements, and suits incidental to the conduct of business. There can be no assurance that the Company’s insurance will be adequate to cover all liabilities that may arise out of such claims. Further, although the Company intends to defend itself vigorously against all such claims, the ultimate outcome of the claims cannot be accurately predicted. The Company does not believe that any claim of which it is aware, other than the claims listed above, could result in an outcome that will have a material adverse affect to its business, financial condition, results of operations or cash flows.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors

of PictureTel Corporation:

      Our audits of the consolidated financial statements referred to in our report dated February 15, except for the information in the first paragraph of Note 7, as to which the date is March 28, 2000 appearing in the 1999 Annual Report to Shareholders of PictureTel Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 15, 2000

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charge to
	Beginning	Costs and			Balance at
Description	of Year	Expenses	Deductions		End of Year

	(In thousands)

Year Ended December 31, 1997:

Accounts receivable reserves	$1,523	$4,241	$1,874	(a)	$3,890

Manufacturing, demonstration, and service inventory reserves	$11,424	$4,476	$760	(b)	$15,140

Warranty reserves	$2,905	$7,396	$5,574	(c)	$4,727

Year Ended December 31, 1998:

Accounts receivable reserves	$3,890	$4,160	$2,658	(a)	$5,392

Manufacturing, demonstration, and service inventory reserves	$15,140	$6,004	$8,130	(b)	$13,014

Warranty reserves	$4,727	$7,410	$7,289	(c)	$4,848

Year Ended December 31, 1999:

Accounts receivable reserves	$5,392	$2,474	$2,224	(a)	$5,642

Manufacturing, demonstration, and service inventory reserves	$13,014	$3,834	$4,759	(b)	$12,089

Warranty reserves	$4,848	$5,210	$6,915	(c)	$3,143

(a)	Specific write-offs

(b)	Specific dispositions

(c)	Specific cost

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information with respect to this item is incorporated by reference herein to information contained under the heading “Item 1 — “Election of Directors”, subheadings “Nominees for Election”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive 2000 Proxy Statement.

Item 11.  Executive Compensation

      Information with respect to this item is incorporated by reference herein to information contained under the heading “Item 1 — Election of Directors”, subheadings “Directors Compensation”, “Management Compensation” and “Employment, Severance and Other Agreements” in the definitive 2000 Proxy Statement. (Information in the 2000 Proxy Statement under “Report of the Compensation Committee” and “Performance Graph” is not incorporated by reference.)

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information with respect to this item is incorporated by reference herein to information contained under the heading “Security Ownership” in the definitive 2000 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

      Information with respect to this item is incorporated by reference herein to information contained under the heading “Certain Relationships and Related Transactions” [there was no such heading in 1996] in the definitive 2000 Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements

•	Report of Independent Accountants

•	Consolidated Balance Sheets as of December 31, 1999 and 1998

•	Consolidated Statements of Operations for the Years ended December 31, 1999, 1998 and 1997

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 1999, 1998 and 1997

•	Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

•	Notes to Consolidated Financial Statements

     2.  Financial Statement Schedule

•	Report of Independent Accountants

•	Schedule II — Valuation and Qualifying Accounts

•	Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)  Reports on Form 8-K

      1. On January 18, 1999, the Company filed a report on Form 8-K to announce that it had entered into a distribution and joint development agreement with Intel Corporation. The two companies will develop videoconferencing and collaborative products based on a common PC-based technology platform. Under terms of the agreement, Intel will provide the Company with distribution rights to sell the Intel ProShare® Video System 500 and exclusive worldwide distribution rights to sell and support the Intel TeamStation™ System. In addition, Intel invested $30.5 million in the Company, acquiring approximately 10% of the Company’s equity through convertible preferred stock.

(c)  Exhibits

Exhibit
Number	Description

3.1	Third Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1992).
3.1.1	Certificate of designation, preferences and other rights of the Series A Preferred Stock of PictureTel Corporation, consisting of an Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 1999).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed September 14, 1994).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-8, Registration Number 33-36315 effective August 10, 1990).
4.2	Shareholders’ Rights Agreement between the Company and The First National Bank of Boston as Rights Agent, dated March 25, 1992 (incorporated by reference to Exhibit 1 to the Registrant’s Registration of Certain Classes of Securities on Form 8-A dated March 26, 1992).
4.2.1	Form of Certificate of Designation with respect to Junior Preference Stock (incorporated by reference to Exhibit 2 to the Registrant’s Registration of Certain Classes of Securities on Form 8-A dated March 26, 1992).
4.2.2	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Registrant’s Registration of Certain Classes of Securities on Form 8-A dated March 26, 1992).
4.2.3	Summary of Purchase Rights (incorporated by reference to Exhibit 4 to the Registrant’s Registration of Certain Classes of Securities on Form 8-A dated March 26, 1992).
4.2.4	Amendment dated January 13, 1995 to Shareholders’ Rights Agreement (incorporated by reference to Exhibit 4.2.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.1*	1984 Amended and Restated Stock Option Plan as amended through December 13, 1988 (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).
10.1.1*	Amendment to 1984 Amended and Restated Stock Option Plan dated October 26, 1994 (incorporated by reference to Exhibit 10.10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.2*	PictureTel Corporation Equity Incentive Plan as amended through October 26, 1994 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.2.1*	Amendment to PictureTel Corporation Equity Incentive Plan dated June 29, 1995 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 1995).
10.2.2	Amendment to PictureTel Corporation Equity Incentive Plan dated October 18, 1996 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998).

Exhibit
Number	Description

10.3*	1992 Non-Employee Director Stock Option Plan as amended through April 10, 1996 (incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement on Form S-8, Registration Number 333-10163 effective September 2, 1997).
10.3.1	1992 Non-Employee Director Stock Option Plan as amended through February 27, 1998 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998).
10.3.2	1992 Non-Employee Directors Stock Option Plan as amended through June 17, 1999 (incorporated by reference to Exhibit 10.3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999).
10.4	PictureTel Corporation 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4 to Registrant’s Registration Statement on Form S-8, Registration Number 33-81848, effective July 22, 1994).
10.4.1	Amendment to PictureTel Corporation’s 1994 Employee Stock Purchase Plan increasing the number of shares of Common Stock which may be delivered under the plan from 1,000,000 to 2,000,000 (incorporated by reference to Exhibit 10.4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999).
10.5	401(k) Profit Sharing Retirement Plan as amended through July 1, 1994 (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.6*	Employment Agreement between PictureTel Corporation and Norman E. Gaut dated July 29, 1988 (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).
10.6.1*	Amendment dated January 15, 1995 to the Employment Agreement between PictureTel Corporation and Norman E. Gaut (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 1995).
10.6.2*	Employment Agreement Letter by and between Norman Gaut and PictureTel Corporation dated August 31, 1999 (incorporated by reference to Exhibit 10.6.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1999).
10.7*	Agreement between PictureTel Corporation and Les Strauss as amended through January 15, 1995 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 1995).
10.8*	Agreement between PictureTel Corporation and Domenic J. LaCava as amended through January 17, 1995 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 1995).
10.9*	Agreement between PictureTel Corporation and Lawrence Bornstein as amended through January 16, 1995 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 1995).
10.9.1	Employment agreement between PictureTel Corporation and Lawrence Bornstein dated December 5, 1997 (incorporated by reference to Exhibit 10.9.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.9.2	Change in control agreement between PictureTel Corporation and Lawrence Bornstein dated December 5, 1997 (incorporated by reference to Exhibit 10.9.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.9.3	Amendment to employment agreement between PictureTel Corporation and Lawrence Bornstein dated January 20, 1999 (incorporated by reference to Exhibit 10.10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit
Number	Description

10.10	Employment agreement between PictureTel Corporation and Richard B. Goldman dated June 11, 1997 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997).
10.10.1	Employment agreement between PictureTel Corporation and Richard B. Goldman dated December 5, 1997 (incorporated by reference to Exhibit 10.10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.10.2	Change in control agreement between PictureTel Corporation and Richard B. Goldman dated December 5, 1997 (incorporated by reference to Exhibit 10.10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.11*	Employment agreement between PictureTel Corporation and David Grainger dated August 10, 1994 (incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).
10.11.1	Employment agreement between PictureTel Corporation and David Grainger dated December 5, 1997 (incorporated by reference to Exhibit 10.11.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.11.2	Change in control agreement between PictureTel Corporation and David Grainger dated December 5, 1997 (incorporated by reference to Exhibit 10.11.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.12	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.34 to Registrant’s Registration Statement on Form S-1, Registration No. 33-6368, effective August 12, 1986).
10.13*	Agreement between PictureTel Corporation and Khoa Nguyen as amended through March 6, 1995 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 1995).
10.13.1	Separation agreement between PictureTel Corporation and Khoa Nguyen dated September 13, 1996 (incorporated by reference to Exhibit 10.13.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).
10.14	Lease Agreement between PictureTel Corporation and 100 Minuteman Limited Partnership dated October 7, 1995 (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 1995).
10.14.1	Amendment No. 1 To Lease for 100 Minuteman, dated July 10, 1996 (incorporated by reference to Exhibit 10.14.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).
10.14.2	Amendment No. 2. To Lease for 100 Minuteman, dated August 19, 1996 (incorporated by reference to Exhibit 10.14.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).
10.15	Lease Agreement between PictureTel Corporation and Andover Mills Realty Limited Partnership dated February 10, 1994 (incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.15.1	Amendment No. 1. to lease with Andover Mills Realty Limited Partnership dated October 10, 1995 (incorporated by reference to Exhibit 10.15.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).
10.15.2	Amendment No. 2 to lease with Andover Mills Realty Limited Partnership dated May 28, 1996 (incorporated by reference to Exhibit 10.15.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).

Exhibit
Number	Description

10.16	Lease Agreement between PictureTel Corporation and 50 Minuteman Limited Partnership dated August 26, 1996 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 1996).
10.16.1	Amendment No. 1 to 50 Minuteman Lease dated March 19, 1997 (incorporated by reference to Exhibit 10.16.2 on Form S-4 dated October 5, 1998).
10.16.2	Sublease Agreement between PictureTel Corporation and Cabletron Systems, Inc. dated June 4, 1998 (incorporated by reference to Exhibit 10.16.3 on Form S-4 dated October 5, 1998).
10.17	Lease Agreement between PictureTel Corporation and 200 Minuteman Limited Partnership dated March 19, 1997 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-K for the quarter ended June 29, 1997).
10.17.1	Amendment No. 1 to 200 Minuteman Lease dated June 4, 1998 (incorporated by reference to Exhibit 10.17.2 on Form S-4 dated October 5, 1998).
10.18*	Employment Agreement by and between PictureTel Corporation and Bruce R. Bond dated March 1, 1998 (incorporated by Reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).
10.18.1*	Change in Control Agreement by and between PictureTel Corporation and Bruce R. Bond dated February 25, 1998 (incorporated by Reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).
10.18.2*	Options to Bruce R. Bond effective January 31, 1998 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).
10.18.3*	Separation Agreement Letter by and between Bruce R. Bond and PictureTel Corporation dated August 31, 1999 (incorporated by reference to Exhibit 10.18.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1999).
10.19	Secured Second Amended and Restated Revolving Credit Agreement by and between PictureTel Corporation and BankBoston, N.A., as agent, dated August 12, 1998 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form S-4 dated October 5, 1998).
10.19.1	$35,000,000 Credit Agreement among PictureTel Corporation and the Chase Manhattan Bank as Agent and Congress Financial Corporation (New England) as Documentation Agent, and other Financial Institutions party thereto dated June 15, 1999 (incorporated by reference to Exhibit 10.19.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999).
10.20*	Employment agreement between PictureTel Corporation and Gary L. Bond dated September 1, 1998 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998).
10.20.1*	Amendment to employment agreement between PictureTel Corporation and Gary L. Bond dated January 20, 1999 (incorporated by reference to Exhibit 10.10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.20.2*	Separation Agreement Letter by and between Gary L. Bond and PictureTel Corporation dated September 10, 1999 (incorporated by reference to Exhibit 10.20.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1999).
10.21*	Employment agreement between PictureTel Corporation and Arthur L. Fatum dated October 14, 1998 (incorporated by reference to Exhibit 10.10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.21.1*	Amendment to employment agreement between PictureTel Corporation and Arthur L. Fatum dated January 20, 1999 (incorporated by reference to Exhibit 10.10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit
Number	Description

10.22*	Employment agreement between PictureTel Corporation and Richard S. Haak, Jr. dated May 14, 1998 (incorporated by reference to Exhibit 10.10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.22.1*	Change in Control Agreement by and between PictureTel Corporation and Richard S. Haak, Jr. dated November 30, 1998 (incorporated by reference to Exhibit 10.10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.23*	1999 Equity Plan authorizing 3,000,000 shares of Common Stock to be delivered from time to time (incorporated by reference to Exhibit 10.23 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999).
10.24*	1999 Foreign Subsidiary Employee Stock Purchase Plan under which 500,000 shares of Common Stock may be delivered from time to time (incorporated by reference to Exhibit 10.24 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999).
10.25*	Employment agreement between PictureTel Corporation and Robert Byrnes dated November 9, 1999 (filed herewith).
10.26*	Employment agreement between PictureTel Corporation and Catherine O’Rourke dated December 21, 1999 (filed herewith).
10.27*	Consultant agreement between PictureTel Corporation and Enzo Torresi dated January 5, 1999 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 1999).
21	Subsidiaries of the Company (filed herewith).
23	Consent of PricewaterhouseCoopers LLP (filed herewith).
27	Financial Data Schedule as required by Item 601(c) of Regulation S-K (filed herewith).

*	Indicates management contract or compensatory plan, contract or arrangement.

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

Norman E. Gaut
Chairman and Chief Executive Officer

Date

April 14, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ NORMAN E. GAUT Norman E. Gaut	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 14, 2000

/s/ CARL LEDBETTER Carl Ledbetter	Director	April 14, 2000

/s/ DAVID B. LEVI David B. Levi	Director	April 14, 2000

/s/ ROBERT T. KNIGHT Robert T. Knight	Director	April 14, 2000

/s/ ENZO TORRESI Enzo Torresi	Director	April 14, 2000

/s/ ARTHUR L. FATUM Arthur L. Fatum	Vice President, Chief Financial Officer, Treasurer (Principal Financial Officer & Principal Accounting Officer)	April 14, 2000