Form 10-Q
period 2000-04-01
PICTURETEL CORP
filed 2000-05-16
CIK 755095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED)

For the quarterly period ended April 1, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

For the Quarter ended April 1, 2000

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

      As of May 5, 2000, there were outstanding 40,966,647 shares of common stock of the registrant.

PICTURETEL CORPORATION

FORM 10-Q

INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets

	April 1, 2000 and December 31, 1999	3
	Consolidated Statements of Operations

	Three Months Ended April 1, 2000 and April 4, 1999	4
	Consolidated Statements of Cash Flows

	Three Months Ended April 1, 2000 and April 4, 1999	5

	Notes to Consolidated Financial Statements	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

PART I.  CONSOLIDATED FINANCIAL INFORMATION

PICTURETEL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	April 1,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents (Note 5)	$23,824	$21,915

Restricted cash and cash equivalents	150	1,200

Marketable securities (Note 5)	27,891	37,787

Accounts receivable, less allowances for doubtful accounts of $5,303 and $5,642 at April 1, 2000 and December 31, 1999, respectively	59,291	77,120

Inventories	39,115	32,930

Other current assets	7,901	12,562

Total current assets	158,172	183,514

Property and equipment, net	84,237	86,219

Capitalized software costs, net	9,574	11,341

Goodwill, net	3,968	4,242

Other assets	9,147	9,554

Total assets	$265,098	$294,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$—	$196

Accounts payable	21,832	21,681

Accrued compensation and benefits	6,673	10,517

Accrued expenses	34,325	37,518

Current portion of capital lease obligations	1,817	1,782

Deferred revenue	27,699	28,826

Total current liabilities	92,346	100,520

Capital lease obligations, net of current portion	54,115	54,584

Total liabilities	146,461	155,104

Commitments and contingencies (Notes 5 and 8)

Stockholders’ equity:

Convertible preferred stock, $.01 par value; 15,000,000 shares authorized; 4,478,708 shares issued and outstanding at April 1, 2000 and December 31, 1999.	45	45

Common stock, $.01 par value; 80,000,000 shares authorized; 41,058,662 and 40,617,634 shares issued and outstanding at April 1, 2000 and December 31, 1999.	411	406

Additional paid-in capital	258,942	255,968

Accumulated deficit	(138,622)	(114,780)

Accumulated other comprehensive loss	(1,583)	(1,317)

Treasury stock, 92,065 shares, at cost	(556)	(556)

Total stockholders’ equity	118,637	139,766

Total liabilities and stockholders’ equity	$265,098	$294,870

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	April 1,	April 4,
	2000	1999

Revenue	$65,067	$76,194

Cost of revenue	47,348	51,972

Gross margin	17,719	24,222

Operating expenses:

Selling, general and administrative	27,309	32,362

Research and development	13,453	17,523

Total operating expenses	40,762	49,885

Loss from operations	(23,043)	(25,663)

Interest income (expense), net	(292)	199

Other income, net	327	515

Loss before income tax expense	(23,008)	(24,949)

Income tax expense	834	1,021

Net loss	(23,842)	(25,970)

Preferred stock beneficial conversion feature	—	1,434

Net loss applicable to common shareholders	$(23,842)	$(27,404)

Net loss per common share – basic and diluted	$(0.59)	$(0.68)

Weighted average shares outstanding – basic and diluted	40,630	40,218

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended

	April 1,	April 4,
	2000	1999

Cash flows from operating activities:

Net loss	$(23,842)	$(25,970)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	6,938	9,299

Provision for doubtful accounts	553	1,401

Provision for inventory obsolescence	2,649	810

Other non-cash items	(17)	128

Changes in operating assets and liabilities:

Accounts receivable	16,687	5,393

Inventories	(9,419)	(8,364)

Other current assets	4,631	(173)

Accounts payable	237	(9,428)

Accrued compensation and benefits and accrued expenses	(6,818)	(710)

Deferred revenue	(950)	5,560

Net cash used in operating activities	(9,351)	(22,054)

Cash flows from investing activities:

Purchase of marketable securities	(23,126)	(41,606)

Proceeds from sale of marketable securities	33,022	36,333

Purchases of property and equipment	(2,284)	(4,974)

Proceeds from sale of fixed assets	10	—

Net cash provided by (used in) investing activities	7,622	(10,247)

Cash flows from financing activities:

Release of restricted cash and cash equivalents	1,050	—

Payments on short-term/long-term borrowings	(188)	(850)

Principal payments under capital lease obligations	(433)	(1,284)

Purchase of treasury stock	—	(556)

Proceeds from preferred stock issuance	—	30,500

Proceeds from exercise of stock options	2,460	902

Proceeds from employee stock purchase plan	520	790

Net cash provided by financing activities	3,409	29,502

Effect of exchange rate changes on cash	229	65

Net increase in cash and cash equivalents	1,909	(2,734)

Cash and cash equivalents at beginning of period	21,915	62,642

Cash and cash equivalents at end of period	$23,824	$59,908

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.  Management’s Representation

      As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all the disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on April 14, 2000.

      In the opinion of the management of PictureTel Corporation, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at April 1, 2000 and December 31, 1999, results of operations for the three months ended April 1, 2000 and April 4, 1999 and changes in cash flow for the three months ended April 1, 2000 and April 4, 1999.

      The results disclosed in the Consolidated Balance Sheet at April 1, 2000, the Consolidated Statement of Operations for the three months ended April 1, 2000 and the Consolidated Statement of Cash Flows for the three months ended April 1, 2000 are not necessarily indicative of the results to be expected for the full year.

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

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations and requires additional financing. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans to continue as a going concern rely heavily on forecasted revenue from new products which are planned for delivery commencing in the second quarter of 2000. In addition, management is currently negotiating an expanded credit facility and may seek additional equity investment. Mangement is also continuing to identify and implement internal actions to improve the Company’s liquidity. While there can be no assurances that these plans will be successful, management believes these actions will provide sufficient financial resources for the next twelve months and beyond. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  Inventories

      Inventories consist of the following:

	April 1,	December 31,
	2000	1999

Purchased Parts	$3,466	$3,184

Work in Process	954	1,157

Finished Goods	34,695	28,589

	$39,115	$32,930

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

3.  Earnings Per Share

      The following table reconciles the numerator and the denominator of the basic and diluted EPS computations shown on the Consolidated Statements of Operations:

	Three Months Ended

	April 1,	April 4,
	2000	1999

Basic and Diluted EPS Computation

Numerator:

Net loss applicable to common shareholders	$(23,842)	$(27,404)

Denominator:

Weighted average common shares outstanding	40,630	40,218

Basic and diluted EPS	$(0.59)	$(0.68)

      Options to purchase shares of the Company’s common stock of 7,007,732 and 7,373,874 were outstanding at April 1, 2000 and April 4, 1999, respectively, but were not included in the computation of diluted EPS because they were antidilutive due to the net losses sustained in 2000 and in 1999. Warrants for 2,723 shares of the Company’s Common Stock and Convertible Preferred Stock of 4,478,708 shares were outstanding at April 1, 2000, but were not included in the computation of diluted EPS because they were antidilutive due to the loss sustained in 2000.

4.  Comprehensive Loss

      The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” in fiscal year 1998. The calculation of comprehensive income includes the loss as reported in the Consolidated Statements of Operations, the gains and losses on foreign currency translation adjustments and unrealized gains and losses on marketable securities.

	Three Months Ended

	April 1,	April 4,
	2000	1999

Net loss	$(23,842)	$(25,970)

Foreign currency translations, net	(248)	(809)

Unrealized gains and (losses) on marketable securities, net	(17)	8,423

Comprehensive loss	$(24,107)	$(18,356)

5.  Debt

      The Company has a revolving credit agreement, expiring June 15, 2001. The Company has up to $35,000 available for borrowing under the credit agreement. At April 1, 2000, no borrowings were outstanding under this credit agreement. The Company currently has $30,595 of outstanding standby letters of credit issued under this agreement which reduces the amount available for borrowing on a dollar for dollar basis. Fees for letters of credit outstanding against this revolving credit line are payable at 125 basis points per annum of the face amount. The revolving credit agreement is collateralized by substantially all assets of the parent Company and certain stock of its subsidiaries. The Company is required to maintain in a securities account cash collateral, as defined, equal to 105% of outstanding letters of credit and other credit extension. This cash collateral is defined as cash, marketable securities, U.S. Treasury securities, commercial paper, certificates of deposit and repurchase agreements with maturities of one year or less. The cash and marketable securities subject to the cash collateral requirement currently amounts to $33,625. The secured letters of credit expire

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

between June 15, 2000, and October 31, 2000. The credit agreement also contains certain financial covenants, including net income (loss) and minimum cash and marketable securities requirements.

      The Company is currently seeking a waiver for not meeting its first quarter net income covenant and is presently in default of its minimum cash and marketable securities covenant. Further, it anticipates that its quarterly financial results for the balance of 2000 will likely be out of compliance with the current credit facility’s financial covenants. Without a waiver for its current noncompliance, the Company is in default under the current credit agreement, which would allow the lenders to obtain cash and marketable securities from the Company to cover the $30,595 of outstanding letters of credit. In addition, the lenders’ obligation to issue future letters of credit will automatically terminate. The Company is required to maintain letters of credit of $28,595 under its lease agreements for the buildings at 50, 100 and 200 Minuteman Road in Andover, Massachusetts. Without the letters of credit, the landlord has the right to obtain up to $28,595 in cash and marketable securities from the Company and hold this amount in escrow to apply against the principal portion of future lease payments.

      The Company is currently negotiating with both its current lenders and several other parties to address these issues and to provide necessary additional liquidity and borrowing capacity. These negotiations include the potential for a bridging facility until a new, permanent facility is finalized and closed as well as the use of accounts receivable balances and other non-cash assets to secure the letter of credit. In the event such efforts are unsuccessful, the Company’s cash and marketable securities could be reduced by the amount of the letters of credit, as discussed above.

      Additionally, given the Company’s current cash usage and its unrestricted cash balances, without a new extended credit facility, the Company could face significant liquidity issues towards the end of the second quarter.

      Local lines of credit are available for short-term advances of up to $979 to certain of the Company’s foreign subsidiaries. The agreements require interest payable up to one quarter of one percent per annum. No borrowings were outstanding against these local lines of credit at April 1, 2000.

      In June 1999, the Company entered into a short-term security agreement with BankBoston. Under this agreement, the Company pledged to the Bank certain amounts of cash and cash equivalents as collateral for obligations of the Company arising from use of the Bank’s cash management and foreign exchange services. The required collateral was $150 as of April 1, 2000. This amount is classified as restricted cash on the April 1, 2000 consolidated balance sheet.

      The Company has operating leases for various rented properties. The Company signed an agreement to sublease MultiLink’s former facility at 6 Riverside Drive in Andover, Massachusetts in May 1999 as part of its space consolidation efforts. As of April 1, 2000, the remaining obligation under this operating lease was $7,885. After giving effect to expected sublease income, this obligation is $5,000. In addition, in June 1998, the Company subleased its property at 50 Minuteman Road for a ten-year term. After giving effect to expected sublease income, the remaining obligation under the capital lease was $16,694 at April 1, 2000.

6.  Recently Issued Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement was originally effective for all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement 137, which delayed the effective date of Statement 133 by one year. Statement 133 will be effective for PictureTel’s fiscal year beginning January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

it is, the type of hedge transaction. The Company is currently evaluating the effects of this change but anticipates that the adoption of SFAS 133 will not have a significant effect on the Company’s financial position or results of operations.

      In December 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 amends SOP 97-2 to require recognition of revenue using the “residual method” in circumstances outlined in SOP 98-9. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The Company has adopted SOP 98-9 and it has not had a significant impact on its results of operations or financial position.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”) as amended by SAB 101A, which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the Securities and Exchange Commission’s views regarding recognition of revenue. The Company will adopt SAB 101 in the second quarter of 2000. The Company has identified one series of transactions where the adoption of SAB 101 is expected to have a material effect on its 2000 financial position and results of operations but it has not yet completed its analysis.

      In March 2000, the Financial Accounting Standards Board released FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25.” FIN 44 provides guidance for certain issues that arise in applying Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” The Company does not expect that the adoption of FIN 44 will have a significant impact on the Company’s results of operations or financial position.

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

	Video-	Video-
	conferencing	conferencing	Audio-
	Products	Services	conferencing	Other	Total

Quarter ended April 1, 2000:

Revenue from external customers	$44,639	$18,198	$2,230	$—	$65,067

Operating income (loss)	$(15,662)	$1,461	$(3,366)	$(5,476)	$(23,043)

Quarter ended April 4, 1999:

Revenue from external customers	$53,838	$16,780	$5,576	$—	$76,194

Operating income (loss)	$(22,735)	$1,570	$423	$(4,921)	$(25,663)

      The classification “Other” consists of corporate administrative functions, which are excluded from the videoconferencing products, videoconferencing services and audioconferencing segments for management decision making.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

      The Company evaluates the performance of its segments based upon operating income. There is no material intersegment revenue. Transfers of videoconferencing products to the videoconferencing services segment are recorded at standard cost and are not tracked for management reporting purposes. Asset information by reportable segment has not been disclosed since the Company does not produce such information internally.

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

B.  Revnet, Inc.

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

Business Developments

      In early 2000, the Company adopted and is now pursuing a three-pronged approach to meeting the anticipated needs of the developing multimedia collaboration marketplace. First, in conjunction with Intel Corporation, it is developing its next generation endpoint conferencing products for video, voice and data collaboration. Second, it is expanding its enterprise-wide solutions services beyond management of multipoint videoconferences to include streaming video services, custom integration, and outsourced management of enterprise conferencing. The last prong is the development of Internet-based, multimedia application services built around a network-neutral collaboration hub and streaming technology developed by its Starlight subsidiary.

      To focus these efforts, the Company is presently in the process of establishing independent business units within PictureTel built around the above initiatives. Each will be free to pursue its market and to seek strategic and financial partners to help them increase PictureTel’s value.

      Following this strategy, on April 18, 2000, the Company announced the formation of 1414c, Inc. a wholly-owned subsidiary established to provide application service providers (ASPs) access to a broad range of IP-based interactive communication solutions. These solutions will enable ASPs to provide rapid Web access to streaming, videoconferencing, Voice-over-IP, and other Web-enabled interactive solutions such as call scheduling and launching.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of revenue for certain items in the Company’s Statement of Operations for each period:

	Three Months
	Ended

	April 1,	April 4,
	2000	1999

Revenue	100%	100%

Cost of revenue	72.8	68.2

Gross margin	27.2	31.8

Selling, general and administrative	42.0	42.5

Research and development	20.6	23.0

Total operating expenses	62.6	65.5

Loss from operations	(35.4)	(33.7)

Interest income, net	0.1	0.3

Other income (expense), net	(0.1)	0.7

Loss before income tax expense	(35.4)	(32.7)

Income tax expense	1.2	1.4

Net loss	(36.6)	(34.1)

Preferred stock beneficial conversion feature	—	(1.9)

Net loss applicable to common shareholders	(36.6)	(36.0)

Three Months Ended April 1, 2000 Compared to Three Months Ended April 4, 1999

      Revenue. Consolidated first quarter 2000 revenue of $65,067 decreased $11,127, or 15%, from first quarter 1999 levels. Video-conferencing products revenue was impacted by customer deferrals of orders while awaiting the introduction of new products in the second quarter. The audioconferencing segment’s (MultiLink’s) new high-capacity audio bridge experienced some technical issues that reduced sales until being successfully resolved late in the quarter. Revenue from sales to foreign markets was approximately 53% and 48% of total revenue during the first quarters of 2000 and 1999, respectively, as order deferrals primarily impacted domestic revenue.

      Gross Margin. Overall first quarter 2000 gross margin of $17,719 declined $6,503, or 27%, from prior year levels and represented 27% of revenue versus 32% in the first quarter of 1999. Lower revenue accounts for the dollar decline. Lower average selling prices for videoconferencing products and underabsorption of audioconferencing period costs are primarily responsible for the decreased margin percentage.

      Operating Expenses. First quarter 2000 operating expenses of $40,762 decreased $9,123, or 18%, from comparable prior year levels, principally as a result of headcount and other cost reduction actions taken during 1999. Selling, general, and administrative expenses decreased $5,053, or 16%, from first quarter 1999 levels to $27,309 in the first quarter of 2000. Headcount reductions and real estate consolidation actions are responsible. Similarly, research and development expenses decreased $4,070, or 23%, from prior year to $13,453 in 2000’s first quarter. Lower headcount and reduced or eliminated program spending on legacy products account for the cost savings. The Company did not capitalize any software development costs in either 2000 or 1999, as no current projects had achieved technological feasibility.

      Income Taxes. The Company’s effective income tax rate was 4% in both the first quarter of 2000 and 1999. The tax rate in both periods relates to state and foreign taxes.

Videoconferencing Products, Videoconferencing Services and Audioconferencing Segments

      Videoconferencing Products. First quarter 2000 revenue for this segment, which develops, manufactures, and markets visual communications systems and collaboration software, totaled $44,639. This represents a $9,199, or 17%, decrease from first quarter 1999 levels. Lower average selling prices combined with a significant change in sales mix were responsible. Average selling prices were lower across all product lines versus 1999, with this trend expected to continue as the Company adjusts its prices and introduces new, lower priced products in response to competitive pressures.

      Overall unit sales of videoconferencing systems increased nearly 15% in the first quarter of 2000 versus the comparable prior year period. Group system shipments increased 24% while desktop/personal unit volume grew 10%. Within group systems, however, traditional higher priced large room systems, such as Concorde and Venue, represented only 32% of current year volume compared with 64% of the group system volume in the first quarter of 1999. Lower priced compact systems such as Intel® Teamstation™ and Swiftsite II account for the balance of group system volume. This mix shift combined with lower prices for each individual group system account for nearly 80% of the segment revenue decline.

      The videoconferencing products segment generated a $15,662 operating loss during the first quarter of 2000 compared to a $22,735 operating loss in the first quarter of 1999. Operating cost reductions, principally in research and development and sales, were responsible for the reduced losses and more than offset a gross margin decline associated with the lower revenue. Gross margin as a percent of revenue remained relatively flat year-over-year because reduced manufacturing and distribution overhead costs offset the impact of lower product prices.

      Videoconferencing Services. The videoconferencing services segment provides maintenance as well as professional consulting, integration and management services for videoconferencing products sold by the Company and its competitors. First quarter 2000 revenue grew from $16,780 in 1999 to $18,198 in 2000, an increase of 8%. Greater professional service activity accounts for the increase, particularly from hosting multipoint videoconference calls for customers. Maintenance revenue, including sales of spare parts, was unchanged from prior year levels.

      Segment operating income was $1,461 during 2000’s first quarter compared with $1,570 in the comparable prior year period. Increased costs on certain integration projects are responsible for the profitability decline.

      Audioconferencing (MultiLink). The audioconferencing segment develops, manufactures, markets and services multipoint audioconferencing control units. First quarter 2000 segment revenue totaled $2,230 and compares with revenue of $5,576 during the first quarter of 1999. The decrease is the direct result of technical issues identified with MultiLink’s new System 700 audio bridge during the quarter. These issues, which were solved late in the quarter, resulted in sharply lower unit sales. MultiLink’s sales are expected to return to historical levels in the second quarter.

      Operating income decreased from $423 in 1999’s first quarter to a $3,366 operating loss in the first quarter of 2000. The revenue decrease is responsible, as operating expenses were essentially identical in both periods.

Liquidity and Capital Resources

      At April 1, 2000, the Company had $23,824 in cash and cash equivalents and $27,891 in short-term marketable securities. Operating activities used $9,351 of cash during the first quarter of 2000 compared with a $22,054 use in the comparable 1999 quarter. The primary operating use of cash during both quarters was to fund operating losses in excess of non-cash expense. The Company generated $4,368 of cash from working capital during 2000’s first quarter compared to using $7,722 of cash for working capital in the first quarter of 1999. The Company paid $1,128 of accrued severance and restructuring charges during the first quarter of 2000 and had a remaining accrual in the amount of $1,223 for such items as of April 1, 2000 that will be paid over the next year and five months.

      Investing activities provided $7,622 of cash in the first quarter of 2000 compared with a $10,247 usage the previous year. Changes in marketable securities balances are the principal reason for both results. In addition, first quarter 2000 capital expenditures of $2,284 were less than 50% of the comparable 1999 figure of $4,974, as the Company has sharply curtailed spending.

      Financing activities generated $3,409 of cash in the first quarter of 2000, principally as a result of employee stock option exercises and reductions in restricted cash balances. During the first quarter of 1999 the Company’s financing activities generated $29,502 of cash through issuance of $30,500 of preferred convertible stock to Intel Corporation.

      Cash utilization is of major concern to the Company. To reduce this usage, the Company has restructured several areas, reduced staffing, intensified programs to reduce working capital, and curtailed capital spending. However, without increased revenue these actions alone will not return the Company to a cash positive position.

      The Company has a revolving credit agreement expiring June 15, 2001. The Company has up to $35,000 available for borrowing under the credit agreement. At April 1, 2000, no borrowings were outstanding under this credit agreement. The Company currently has $30,595 of outstanding standby letters of credit issued under this agreement which reduces the amount available for borrowing on a dollar for dollar basis. Fees for letters of credit outstanding against this revolving credit line are payable at 125 basis points per annum of the face amount. The revolving credit agreement is collateralized by substantially all assets of the parent Company and certain stock of its subsidiaries. The Company is required to maintain in a securities account cash collateral, as defined, equal to 105% of outstanding letters of credit and other credit extension. This cash collateral is defined as cash, marketable securities, U.S. Treasury securities, commercial paper, certificates of deposit and repurchase agreements with maturities of one year or less. The cash and marketable securities subject to the cash collateral requirement currently amounts to $33,625. The secured letters of credit expire between June 15, 2000, and October 31, 2000. The credit agreement also contains certain financial covenants, including net income (loss) and minimum cash and marketable securities requirements.

      The Company is currently seeking a waiver for not meeting its first quarter net income covenant and is presently in default of its minimum cash and marketable securities covenant. Further, it anticipates that its quarterly financial results for the balance of 2000 will likely be out of compliance with the current credit facility’s financial covenants. Without a waiver for its current noncompliance, the Company is in default under the current credit agreement, which would allow the lenders to obtain cash and marketable securities from the Company to cover the $30,595 of outstanding letters of credit. In addition, the lenders’ obligation to issue future letters of credit will automatically terminate. The Company is required to maintain letters of credit of $28,595 under its lease agreements for the buildings at 50, 100 and 200 Minuteman Road in Andover, Massachusetts. Without the letters of credit, the landlord has the right to obtain up to $28,595 in cash and marketable securities from the Company and hold this amount in escrow to apply against the principal portion of future lease payments.

      The Company is currently negotiating with both its current lenders and several other parties to address these issues and to provide necessary additional liquidity and borrowing capacity. These negotiations include the potential for a bridging facility until a new, permanent facility is finalized and closed as well as the use of accounts receivable balances and other non-cash assets to secure the letters of credit. In the event such efforts are unsuccessful, the Company’s cash and marketable securities could be reduced by the amount of the letters of credit, as discussed above.

      Additionally, given the Company’s current cash usage and its unrestricted cash balances, without a new extended credit facility, the Company could face significant liquidity issues towards the end of the second quarter.

      Local lines of credit are available for short-term advances of up to $979 to certain of the Company’s foreign subsidiaries. The agreements require interest payable up to one quarter of one percent per annum. No borrowings were outstanding against these local lines of credit at April 1, 2000.

      In June 1999, the Company entered into a short-term security agreement with BankBoston. Under this agreement, the Company pledged to the Bank certain amounts of cash and cash equivalents as collateral for obligations of the Company arising from use of the Bank’s cash management and foreign exchange services. The required collateral was $150 as of April 1, 2000. This amount is classified as restricted cash on the April 1, 2000 consolidated balance sheet.

      The Company received a report from its independent accountants for the year ended December 31, 1999 containing an explanatory paragraph stating that our recurring losses and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Moreover, management’s plans to continue as a going concern rely heavily on forecasted revenue from new products being jointly developed with Intel Corporation, new multi-media applications services, and enhanced compact videoconferencing systems, all of which are planned for delivery commencing in the second quarter of 2000. Under generally accepted auditing standards, the Company’s auditors have concluded that they are unable to rely on future revenue from these new products and services in evaluating the achievability of management’s plan to continue as a going concern. In addition to the revenue plan, management is currently negotiating a bridge loan facility, then to be replaced by an expanded credit facility and may seek additional equity investment. Management is also continuing to identify and implement internal actions to improve the Company’s liquidity. While there can be no assurances that these plans will be successful, management believes these actions, if successful, will provide sufficient financial resources for the next twelve months and beyond.

      The Company has operating leases for various rented properties. The Company signed an agreement to sublease MultiLink’s former facility at 6 Riverside Drive in Andover, Massachusetts in May 1999 as part of its space consolidation efforts. As of April 1, 2000, the remaining obligation under this operating lease was $7,885. After giving effect to expected sublease income, this obligation is $5,000. In addition, in June 1998, the Company subleased its property at 50 Minuteman Road for a ten-year term. After giving effect to expected sublease income, the remaining obligation under the capital lease was $16,694 at April 1, 2000.

      In October 1998, the Board of Directors authorized a plan to repurchase up to 1,000,000 shares of the Company’s Common Stock in open market, privately negotiated or other transactions. The Company repurchased 70,000 shares during the first quarter of 1999 at a cost of $556 (approximately $7.94 per share). There are no definitive plans to repurchase the additional shares under the plan.

Recently Issued Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement was originally effective for all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement 137, which delayed the effective date of Statement 133 by one year. Statement 133 will be effective for PictureTel’s fiscal year beginning January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the effects of this change but anticipates that the adoption of SFAS 133 will not have a significant effect on the Company’s financial position or results of operations.

      In December 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 amends SOP 97-2 to require recognition of revenue using the “residual method” in circumstances outlined in SOP 98-9. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The Company has adopted SOP 98-9 and it has not had a significant impact on its results of operations or financial position.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”) as amended by SAB 101A, which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the Securities and Exchange Commission’s views regarding recognition of revenue. The Company will adopt SAB 101 in the second quarter of 2000. The Company has identified one series of transactions where the adoption of SAB 101 is expected to have a material effect on its 2000 finanical position and results of operations but it has not yet completed its analysis.

      In March 2000, the Financial Accounting Standards Board released FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation – an interpretation of APB Opinion No. 25.” FIN 44 provides guidance for certain issues that arise in applying Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” The Company does not expect that the adoption of FIN 44 will have a significant impact on the Company’s results of operations or financial position.

Risk Factors Which May Affect Future Results

      The following risk factors relating to the business of PictureTel and certain forward-looking statements contained herein should be considered by current and prospective investors of PictureTel stock. These factors should be considered in conjunction with other information contained in this document.

      New Products, Cost Reductions, Technological Change, and Evolving Markets. The Company is engaged in an industry that is still emerging as a result of extensive research and development efforts and which continues to bring to market new, more technologically advanced products introduced on an accelerated basis. Simultaneously, the larger telecommunications market is in a heightened competitive state due to deregulation throughout the world. In order to maintain its market share in this fast-paced emerging market, the Company must continue to introduce, through internal development or by acquisition, joint venture or other collaborative arrangements, significant innovative, technologically leading and cost-competitive products. There can be no assurance that such new products will be introduced by the Company, or if introduced, will be accepted by the market and its customers. In November 1998, the Company acquired all of the common stock of Starlight Networks, Inc. Starlight develops, manufactures and markets streaming video that enables live, interactive multicast video-on-demand. There can be no assurance that the integration of Starlight will be successful or produce products that will be accretive to the Company’s results of operations and financial condition. In January 1999, the Company entered into a distribution and joint product development agreement with Intel Corporation. The two companies have jointly developed videoconferencing and collaborative products based on a common PC-based technology platform. There can be no assurance that the partnership will be successful or produce products that will be accretive to the Company’s results of operations and financial condition. In addition to offering products that operate in an integrated service digital network (ISDN) environment, the Company and its competitors are exploring new technologies and networks, such as the Internet and corporate intranets or LANs, for delivering videoconferencing and data collaboration services. The industry standards for such new technologies and networks, however, are still in the early stages of development, which the Company believes has led to customer uncertainty and, accordingly, a slowdown in the growth of the general market for videoconferencing products. As a result of customer preferences, the Company continues to experience a shift in its sales model to videoconferencing systems with lower average selling prices. There can be no assurance that the Company will be successful in implementing cost reductions for all of its products or in developing and marketing suitable new products and related services with attractive margins for these new technologies and networks. The possible transition, migration and/or convergence of technologies is difficult to predict and could have profound implications for the industry and the business of the Company. Further, there is significant risk that existing products could be rendered obsolete due to changing technology. The Company’s failure to develop and market new products on a timely basis or to enhance its existing products or to respond effectively to technological changes, new industry standards or product announcements by competitors could have a material adverse effect on the Company’s business, financial condition and results of operations. In April 2000, the Company announced the formation of its 1414c subsidiary. 1414c, Inc., a wholly-owned subsidiary, has the objective of providing application service providers (ASPs) access to a broad range of IP-based interactive communication solutions. These solutions will enable ASPs to provide rapid Web access to streaming, videoconferencing, Voice-over-IP, and other Web-enabled interactive solutions such as call scheduling and launching. There can be no assurance that 1414c will deliver these services in a manner acceptable to its customers.

      Competition. The increased competition resulting from partnerships and acquisitions by and with our competitors, together with mergers among competitors and a slowdown in the growth of the general market for visual collaboration products, has led and may continue to lead to increases in the defection or dilution of

PictureTel’s distribution channel partners to competitors, decreases in average selling prices and margins in both group and desktop visual collaboration systems, and a lower segment market share by PictureTel for products and services in the emerging area of network-based visual collaboration. In some cases, PictureTel competes with its channel partners for various services, which increases the complexity of channel management. In addition, competitors may offer network-based visual collaboration software solutions or incorporate standard algorithms into processor chips free of additional charge, which may reduce the value PictureTel technology provides to the market, especially in its lower end visual collaboration products. In addition, the prices which PictureTel is able to charge for its visual collaboration products and services may further decrease from historical levels as a result of new product introductions by competitors, price competition, technological advances, or otherwise. Any of these factors could have a material adverse effect on PictureTel’s business, financial condition and results of operations.

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

      Recent History of Losses. The Company reported a 15% decrease in revenue for the first quarter of 2000 as compared to the first quarter of 1999. Losses from operations were $23,043 and $25,663 for the first quarter of 2000 and 1999, respectively, representing a 10% decrease in losses from operations.

      The Company’s revenue decreased 20% during fiscal year 1999 as compared to fiscal year 1998 and decreased 13% between fiscal year 1998 and fiscal year 1997. Losses from operations were $90,284, $23,650 and $56,850 in 1999, 1998 and 1997, respectively. Continued negative operating results could adversely impact the Company’s relationship with customers, vendors and employees, as well as its liquidity and ability to remain in compliance with covenants under its revolving credit agreement. The Company received a report from its independent accountants for the year ended December 31, 1999 containing an explanatory paragraph stating that our recurring losses and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Management’s plans to continue as a going concern rely heavily on forecasted revenue from new products being jointly developed with Intel Corporation, new multi-media applications services, and enhanced compact videoconferencing systems. There can be no guarantee that such revenue increase will occur or will be sufficient to meet the Company’s needs. In addition to the revenue plan, management is currently negotiating an expanded credit facility and may seek additional equity investment. However, there is no guarantee that either of these efforts will be successful, or if successful, will be sufficient to meet the Company’s needs.

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

      Potential Fluctuations of Quarterly Operating Results. The majority of the Company’s revenue in each quarter result from orders booked in that quarter, and a substantial portion of the Company’s orders and shipments typically occur during the last weeks of each quarter such that forecasting of revenue and product mix is both complex and difficult. Unanticipated variations in the timing of receipt of customer orders in any quarter may produce significant fluctuations in quarterly revenues. As a result, a shortfall in revenue compared to internal expectations may not evidence itself until late in the quarter and any resulting impact on earnings may not be determinable until several weeks after the end of the quarter. The Company’s ability to maintain or increase net revenue depends upon its ability to increase unit volume sales. There can be no assurance that the Company will be able to increase or to maintain the current level of unit volume sales. Other factors which may cause period-to-period fluctuations in operational results include the timing of new product announcements and introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company’s products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, and general economic factors such as the recent decline of currency values in the Asian markets.

      International Operations. Revenue related to international operations of the Company totaled approximately 53% and 48% of total revenue for the periods ended April 1, 2000 and April 4, 1999, respectively. Management of the Company expects international revenue to continue to constitute a significant portion of total revenue in future periods. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, financial condition, results of operations or cash flows could be materially adversely affected. The Company’s sales to international distributors are denominated in U.S. dollars in order to minimize risks associated with fluctuating foreign currency rates. An increase in the value of the U.S. dollar relative to other currencies, however, could make the Company’s product more expensive and, therefore, potentially less competitive in foreign markets. Sales by the Company’s foreign subsidiaries are generally made in the foreign subsidiary’s local currency, in which case fluctuations in the value of the U.S. dollar relative to such other currencies could have a material adverse effect on the operating results of the Company. Currently, the Company employs various currency hedging strategies to reduce these risks. In addition, a significant portion of the Company’s revenue is derived from Asian markets. Given the current general weakness in the Asian markets, there can be no assurance that the Company will be able to sustain current revenue levels or growth in such markets. There can be no assurance that the above factors will not have a material adverse effect on the Company’s future international sales and, consequently, on its business, financial condition, results of operations or cash flows.

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

      Dependence on Key Personnel. On August 31, 1999, the Company announced that Dr. Norman Gaut had succeeded Bruce R. Bond as Chairman of the Board, CEO and President of the Company. In February 1998, Mr. Bond succeeded Dr. Gaut as Chief Executive Officer and President, and had been elected Chairman of the Board in June 1998. At that time, Dr. Gaut had retired as an active employee while remaining a member of the Board of Directors. Dr. Gaut accepted this 1999 position at a difficult time for the Company. The Company depends on a limited number of key senior management personnel, including Norman Gaut; Arthur Fatum, Vice President and CFO; David Grainger, Group Vice President and General Manager of Services; Timothy Duffy, Group Vice President and General Manager of Conferencing Products; Robert Byrnes, Group Vice President for Emerging Products; Lawrence Bornstein, Vice President, Human Resources; and David Blandford, President and General Manager, MultiLink. There has been and continues to be considerable turnover in the Company’s senior management team over the past several years, and the loss of the services of one or more of the Company’s senior management team or the inability to attract, retain, motivate and manage additional key personnel could have a material adverse effect on the business, financial condition or operating results of the Company. In addition, the Company continues to experience an increase in voluntary employee attrition from engineering and other departments. There is no assurance, given the competitive nature of the current job market, that the Company will be able to adequately fill the open positions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      There were no material changes in the Company’s exposure to market risk from December 31, 1999.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

A.  SEC Investigation

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

B.  Revnet, Inc.

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

      In addition to the above, the Company has also been and is from time to time subject to claims, such as potential patent infringements, and suits incidental to the conduct of business. There can be no assurance that the Company’s insurance will be adequate to cover all liabilities that may arise out of such claims. Further, although the Company intends to defend itself vigorously against all such claims, the ultimate outcome of the claims cannot be accurately predicted. The Company does not believe that any claim of which it is aware, other than the claims listed above, could result in an outcome that will have a material adverse effect to its business, financial condition, results of operations or cash flows.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

27.1  Financial Data Schedule for the period ended April 1, 2000 as required by Item 601(c) of Regulation S-K.

(b)	Reports on Form 8-K

None

SIGNATURE

      Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PICTURETEL CORPORATION

/s/ ARTHUR L. FATUM

Arthur L. Fatum
Vice President and Chief Financial Officer,
(Principal Financial and Accounting Officer)
May 16, 2000