Form 10-Q/A
period 1999-04-04
PICTURETEL CORP
filed 2000-08-14
CIK 755095

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
Part II -- Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 6. Exhibits and Reports on Form 8-K
EX-3.1.1 Certificate of Designation
EX-10.1 Employment Agreement
EX-10.2 Change in Control Agreement
EX-10.3 Consultant Agreement
EX-27.1 Financial Data Schedule

PICTURETEL CORPORATION

FORM 10-Q/A

INDEX

Page

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets

April 4, 1999 and December 31, 1998	3
Consolidated Statements of Operations

Three months ended April 4, 1999 and March 29, 1998	4
Consolidated Statements of Cash Flows

Three months ended April 4, 1999 and March 29, 1998	5

Notes to Consolidated Financial Statements	6-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18
PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Changes in Securities	20

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	21

PICTURETEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	April 4,	December 31,
	1999	1998

	(Unaudited)
	Restated

ASSETS

Current assets:

Cash and cash equivalents	$59,908	$62,642

Marketable securities	51,782	38,078

Accounts receivable, less allowance for doubtful accounts of $6,405 and $5,392 at April 4, 1999 and December 31, 1998, respectively	71,227	78,995

Inventories, net	37,614	30,256

Other current assets	8,980	8,692

Total current assets	229,511	218,663

Property and equipment, net	94,356	95,655

Capitalized software costs, net	18,199	20,484

Goodwill, net	5,063	5,336

Other assets	11,585	12,856

Total assets	$358,714	$352,994

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$—	$881

Accounts payable	23,107	32,777

Accrued compensation and benefits	8,218	11,214

Accrued expenses	37,244	35,316

Current portion of capital lease obligations	2,775	3,537

Deferred revenue	27,953	22,616

Total current liabilities	99,297	106,341

Capital lease obligations	55,895	56,411

Total liabilities	155,192	162,752

Commitments and contingencies (Notes 5 and 8)

Redeemable convertible, preferred stock, $.01 par value; 15,000,000 shares authorized; 4,478,708 shares outstanding at April 4, 1999	30,500	—

Stockholders’ equity:

Common stock, $.01 par value; 80,000,000 shares authorized; 40,282,961 shares outstanding at April 4, 1999 and 40,067,771 shares outstanding at December 31, 1998	403	400

Treasury stock, 70,000 shares	(556)	—

Additional paid-in capital	223,919	222,230

Accumulated deficit	(56,224)	(30,254)

Accumulated other comprehensive income (loss)	5,480	(2,134)

Total stockholders’ equity	173,022	190,242

Total liabilities, redeemable preferred stock and stockholders’ equity	$358,714	$352,994

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)
(UNAUDITED)

	Three Months Ended

	April 4,	March 29,
	1999	1998

	Restated

Revenues	$76,194	$101,045

Cost of revenues	51,972	55,158

Gross margin	24,222	45,887

Operating expenses:

Selling, general and administrative	32,362	32,810

Research and development	17,523	16,899

Total operating expenses	49,885	49,709

Loss from operations	(25,663)	(3,822)

Interest income, net	199	448

Other income, net	515	325

Loss before income tax expense (benefit)	(24,949)	(3,049)

Income tax expense (benefit)	1,021	(884)

Net loss	(25,970)	(2,165)

Preferred stock beneficial conversion feature	5,612	—

Net loss applicable to common shareholders	$(31,582)	$(2,165)

Net loss per common share — basic	$(0.79)	$(0.06)

Net loss per common share — diluted	$(0.79)	$(0.06)

Weighted average shares outstanding — basic	40,218	38,092

Weighted average shares outstanding — diluted	40,218	38,092

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Three Months Ended

	April 4,	March 29,
	1999	1998

Cash flows from operating activities:

Net loss	$(25,970)	$(2,165)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	9,299	5,741

Bad debt reserves	1,401	—

Inventory reserves	810	—

Other non-cash items	128	616

Changes in operating assets and liabilities:

Accounts receivable	5,393	7,184

Inventories	(8,364)	327

Other current assets	(173)	(1,192)

Accounts payable	(9,428)	(2,419)

Accrued compensation and benefits and accrued expenses	(710)	(315)

Deferred revenue	5,560	(1,441)

Net cash provided by (used in) operating activities	(22,054)	6,336

Cash flows from investing activities:

Purchase of marketable securities	(41,606)	(36,615)

Proceeds from marketable securities	36,333	25,221

Additions to property and equipment	(4,974)	(4,620)

Capitalized software costs	—	(1,457)

Purchase of other assets	—	(99)

Net cash used in investing activities	(10,247)	(17,570)

Cash flows from financing activities:

Net proceeds from foreign lines of credit	—	748

Payments on short-term/long-term borrowings	(850)	—

Principal payments under capital lease obligations	(1,284)	(418)

Common stock repurchase	(556)	—

Proceeds from preferred stock issuance	30,500	—

Proceeds from exercise of stock options	902	624

Proceeds from stock purchase plan	790	878

Net cash provided by financing activities	29,502	1,832

Effect of exchange rate changes on cash	65	(1,544)

Net decrease in cash and cash equivalents	(2,734)	(10,946)

Cash and cash equivalents at beginning of period	62,642	49,859

Cash and cash equivalents at end of period	$59,908	$38,913

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

      In the opinion of the management of PictureTel Corporation, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at April 4, 1999 and the results of operations and changes in cash flow for the three months ended April 4, 1999.

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

2.  Inventories

      Inventories, net consist of the following (in thousands):

	April 4,	December 31,
	1999	1998

Purchased Parts	$2,054	$2,609

Work in Process	1,350	1,399

Finished Goods	34,210	26,248

	$37,614	$30,256

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Earnings Per Share

      The following table reconciles the numerator and the denominators of the basic and diluted EPS computations shown on the Consolidated Statements of Operations (in thousands, except per share data):

	For the three months ended

	April 4,	March 29,
	1999	1998

	Restated

Basic EPS Computation:

Numerator:

Net loss	$(25,970)	$(2,165)

Preferred stock beneficial conversion feature	5,612	—

Total	$(31,582)	$(2,165)

Denominator:

Weighted average common shares outstanding	40,218	38,092

Basic EPS	$(0.79)	$(0.06)

Diluted EPS Computation:

Numerator:

Net loss	$(25,970)	$(2,165)

Preferred stock beneficial conversion feature	5,612	—

Total	$(31,582)	$(2,165)

Denominator:

Weighted average common shares outstanding	40,218	38,092

Stock options, preferred stock, warrants	—	—

Total Shares	40,218	38,092

Diluted EPS	$(0.79)	$(0.06)

      Options to purchase shares of the Company’s common stock of 7,373,874 and 5,972,190 were outstanding at April 4, 1999 and March 29, 1998, respectively, but were not included in the computation of diluted EPS because they were antidilutive due to the net losses sustained in 1999 and in 1998. Warrants for the Company’s common stock of 2,723 and 4,478,708 shares of the Company’s convertible, preferred stock were outstanding at April 4, 1999 but were not included in the computation of diluted EPS because they were antidilutive due to the loss sustained in 1999.

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

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Debt

      On August 12, 1998 and March 31, 1999, the Company amended certain provisions of the amended and restated credit agreement which expires on October 4, 1999. This agreement requires interest payable at either the bank’s base rate, or the adjusted eurocurrency rate plus an applicable margin of two percent. The commitment fees were also amended and are payable quarterly on any unused portion at a rate per annum equal to 0.25%. The amended agreement contains no demand feature and provides that the principal portion of the borrowings be paid by the expiration date.

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

      At April 4, 1999, the Company was out of compliance with two of the debt covenants. The Company received waivers from the banks regarding those covenants and is retroactively in compliance. The Company’s quarterly operating results for the remainder of the agreement term are likely to be out of compliance with the credit line’s financial covenants. Effective March 26, 1999, the banks informed the Company that they would not renew the Company’s letters of credit, outstanding under this agreement, as they come due. The letters of credit, which relate to security for certain of the Company’s facility leases, come due as follows: $12,500,000 on June 24, 1999, $9,012,000 on July 31, 1999 and $7,250,000 on September 12, 1999. In addition, effective May 19, 1999, the respective banks have informed the Company that they will not provide additional short-term lending under this agreement.

      The Company is considering alternatives for the letters of credit including refinancing the loan, seeking alternative issuers of letters of credit or cash collateral. In the event that such letters of credit expire and are not renewed, the Company’s cash would be reduced by the amount of the letters of credit.

      Local lines of credit are available for short-term advances of up to $5,300,000 to certain of the Company’s foreign subsidiaries. Two of these lines are guaranteed by the Company. The agreements require interest payable ranging from the bank’s prime lending rate plus up to one quarter of one percent per annum. No borrowings were outstanding against these local lines of credit at April 4, 1999.

6.  Capital Transaction

      On January 19, 1999, the Company announced it had entered into a distribution and joint development agreement with Intel Corporation. On February 17, 1999, Intel invested $30.5 million in the Company, acquiring approximately 10% of the Company’s equity through convertible preferred stock. The two companies will develop videoconferencing and collaborative products based on a common PC-based technology platform. Under terms of the agreement, Intel will provide the Company with distribution rights to sell the Intel ProShare® Video System 500 and exclusive worldwide distribution rights to sell and support the Intel®TeamStation™ System.

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

      The Company has revised its consolidated financial statements for the year ended December 31, 1999. The adjustments were to reclassify the presentation of the Series A Preferred Stock into the mezzanine section

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the balance sheet and to record the preferred stock beneficial conversion feature in the first quarter of 1999 rather than over the first three quarters of 1999. The consolidated financial statements and related notes to the consolidated financial statements in this Form 10Q/A reflect all such revisions through April 4, 1999. These revisions have no impact on total assets, total liabilities, or cash flows. A summary of the impact of the adjustments for the three months ended April 4, 1999 is as follows:

	For The
	Three Months Ended
	April 4, 1999

	As
	Previously	As
	Reported	Restated

Net loss	$(25,970)	$(25,970)

Preferred stock beneficial conversion feature	1,434	5,612

Net loss applicable to common shareholders	(27,404)	(31,582)

Net loss per common share — basic and diluted	(0.68)	(0.79)

	April 4, 1999

	As
	Previously	As
	Reported	Restated

Redeemable convertible preferred stock	$—	$30,500

Convertible preferred stock	45	—

Additional paid in capital	254,374	223,919

Total stockholders’ equity	203,522	173,022

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

	Video-	Video-
	Conferencing	Conferencing	Audio-
	Products	Services	Conferencing	Other	Total

Quarter ended April 4, 1999:

Revenues from external customers	$53,838	$16,780	$5,576	$—	$76,194

Operating income (loss)	$(22,735)	$1,570	$423	$(4,921)	$(25,663)

Quarter ended March 29, 1998:

Revenues from external customers	$81,512	$13,853	$5,680	$—	$101,045

Operating income (loss)	$(2,616)	$1,041	$2,223	$(4,470)	$(3,822)

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

      On April 7, 1998, the Company filed a motion to dismiss the complaint. On October 28, 1998, the motion to dismiss Norman E. Gaut was granted and the motion to dismiss PictureTel and Les Strauss was denied. Limited discovery has occurred, and the Company expresses no opinion as to the likely outcome. The outcome of this litigation may have a material impact on the Company’s financial position, results of operations and cash flows.

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

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company’s Statement of Operations for each period:

	Three Months Ended

	April 4,	March 29,
	1999	1998

	Restated

Revenues	100%	100%

Cost of revenues	68.2	54.6

Gross margin	31.8	45.4

Selling, general and administrative	42.5	32.5

Research and development	23.0	16.7

Total operating expenses	65.5	49.2

Income (loss) from operations	(33.7)	(3.8)

Interest income, net	0.3	0.5

Other income, net	0.7	0.3

Income (loss) before taxes	(32.7)	(3.0)

Income tax expense (benefit)	1.4	(0.9)

Net income (loss)	(34.1)	(2.1)

Preferred stock beneficial conversion feature	(7.4)	—

Net loss available to common shareholders	(41.5)	(2.1)

Three Months Ended April 4, 1999 Compared to Three Months Ended March 29, 1998

      Revenues. The Company’s first quarter 1999 revenues of $76,194,000 decreased $24,851,000, or 25%, from first quarter 1998 levels. Lower videoconferencing products volume and lower average selling prices, as discussed below in “Videoconferencing Products,” account for the decline. Revenues from sales to foreign markets were approximately 48% of total revenues in both periods.

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

      Total videoconferencing system units decreased 18% versus the prior year, with group system volume declining by 33% and desktop/personal system volume off by 5%. Lower Concorde shipments and a decision to suspend distribution of Swiftsite II, the Company’s newly introduced compact system, until certain software problems are resolved, accounted for the decreased group system volume. The Company has deferred revenue recognition on all Swiftsite II shipments until an improved version of the software is available, which is currently expected to occur in the second quarter. As a result, nearly 40% of the revenue decline and a major portion of the increase of finished goods inventory is associated with this Swiftsite II revenue deferral.

      The videoconferencing products segment generated an operating loss of $22,735,000 during the quarter compared to a $2,616,000 operating loss in the first quarter of 1998. Lower revenue and decreased gross margin as a percent of revenue account for the profitability decrease. Compared with the previous year’s first quarter, gross margin as a percentage of revenue declined 16 percentage points to 32%. The primary reasons for the decreased gross margin percentage were lower average sales prices, excess overhead absorption associated with lower volumes and capitalized software amortization related to Swiftsite II and completed technology purchased in the fourth quarter 1998 related to the Starlight acquisition. First quarter 1999 operating expenses decreased 5% from prior year levels because of ongoing cost reduction efforts partially offset by the Starlight acquisition’s operating costs and a reduction in internal software development capitalization.

      Videoconferencing Services. The videoconferencing services segment provides maintenance as well as professional consulting and management services for videoconferencing products sold by the Company and its competitors. First quarter 1999 revenues grew from $13,853,000 in 1998 to $16,780,000 in 1999, as both maintenance and professional service revenues increased 21%.

      Operating profits were $1,570,000 during 1999’s first quarter compared with $1,041,000 in the comparable prior year period. Revenue growth is the main reason for the 50% improvement.

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

      Income Taxes. The Company’s effective income tax rate was 4% in the first quarter of 1999 compared with 29% in the comparable period in 1998. The decrease in the effective tax rate is due to the Company’s recording a full valuation allowance against net deferred tax assets in the fourth quarter of 1998 and continued uncertainty as to future realization of those assets. The effective tax rate in 1999 relates to foreign and state taxes.

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

      At April 4, 1999, no borrowings were outstanding under the Company’s credit agreement with its banks. However, the Company has $28,762,000 of outstanding standby letters of credit under this agreement. Fees for letters of credit outstanding against this revolving credit line were amended and are now payable at two and one-eighth percent per annum of the face amount. The revolving credit agreement is collateralized by cash and cash equivalents and contains certain financial covenants, including the maintenance of certain financial ratios and minimum net income (loss) requirements.

      At April 4, 1999, the Company was out of compliance with two of the debt covenants. The Company received waivers from the banks regarding those covenants and is retroactively in compliance. The Company’s quarterly operating results for the remainder of the agreement term are likely to be out of compliance with the credit line’s financial covenants. Effective March 26, 1999, the banks informed the Company that they would not renew the Company’s letters of credit, outstanding under this agreement, as they come due. The letters of credit, which relate to security for certain of the Company’s facility leases, come due as follows: $12,500,000 on June 24, 1999, $9,012,000 on July 31, 1999 and $7,250,000 on September 12, 1999. In addition, effective May 19, 1999, the respective banks have informed the Company that they will not provide additional short-term lending under this agreement.

      The Company is considering alternatives for the letters of credit including refinancing the loan, seeking alternative issuers of letters of credit or cash collateral. In the event that such letters of credit expire and are not renewed, the Company’s cash would be reduced by the amount of the letters of credit.

      Local lines of credit are available for short-term advances of up to $5,300,000 to certain of the Company’s foreign subsidiaries. Two of these lines are guaranteed by the Company. The agreements require interest payable ranging from the bank’s prime lending rate plus up to one quarter of one percent per annum. No borrowings were outstanding against these local lines of credit at April 4, 1999.

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

      The Company believes that funds from operations, equipment lease financing and existing cash, cash equivalents and marketable securities will be sufficient to meet the Company’s operating, investing and financing requirements for the foreseeable future.

Risk Factors Which May Affect Future Results

      The following risk factors relating to the business of PictureTel and certain forward looking statements contained herein, should be considered by current and prospective investors of PictureTel stock. These factors should be considered in conjunction with other information contained in this document.

      New Products, Cost Reductions, Technological Change, and Evolving Markets. The Company is engaged in an industry that is still emerging as a result of extensive research and development efforts and which continues to bring to market new, more technologically advanced products introduced on an accelerated basis. Simultaneously, the larger telecommunications market is in a heightened competitive state due to deregulation throughout the world. In order to maintain its market share leadership role in this fast-paced emerging market, the Company must continue to introduce, through internal development or by acquisition, significant innovative, technologically leading and cost-competitive products. There can be no assurance that such new products will be introduced by the Company, or if introduced, will be accepted by the market and its customers. In November 1998, the Company acquired all of the common stock of Starlight Networks, Inc. Starlight develops, manufactures and markets streaming video that enables live, interactive multicast video-on-demand. There can be no assurance that the integration of Starlight will be successful or produce products which will be accretive to the Company’s results of operations and financial condition. In January 1999, the Company entered into a distribution and joint product development agreement with Intel Corporation. The two companies will develop videoconferencing and collaborative products based on a common PC-based technology platform. There can be no assurance that the partnership will be successful or produce products which will be accretive to the Company’s results of operations and financial condition. In addition to offering products that operate in an integrated service digital network (ISDN) environment, the Company and its competitors are exploring continued development of products and services for new technologies and networks, such as the Internet and corporate intranets or LANs. The industry standards for such new technologies and networks, however, are still in the early stages of development, which the Company believes has led to customer uncertainty and, accordingly, a slowdown in the growth of the general market for videoconferencing products. As a result of customer preferences, the Company has also experienced over the past year a shift in its sales model to videoconferencing systems with lower average selling prices. There can be no assurance that the Company will be successful in implementing cost reductions for all of its products or in developing and marketing suitable new products and related services with attractive margins for these new technologies and networks. The possible transition, migration and/or convergence of technologies is difficult to predict and could have profound implications for the industry and the business of the Company. Further, there is significant risk that existing products could be rendered obsolete due to changing technology. The failure of the Company to develop and market new products on a timely basis or to enhance its existing products or to respond effectively to technological changes, new industry standards or product announcements by competitors could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

      With the assistance of an independent Year 2000 solution provider, the Company is in the process of creating a plan to complete a Third Party Systems inventory and risk assessment. The Company expects to verify Year 2000 compliance of Third Party Systems using this independent Year 2000 solution provider. As the Company believes the number of mission critical Third Party Systems is relatively small, the Company expects to be in a position to evaluate the risks in a timely manner. Until Year 2000 compliance of all Third Party Systems is ascertained and written assurances are received, the risk to the Company’s operations and any additional costs relating to such Third Party Systems is unknown.

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

      The Company has also tested its products for Year 2000 compliance and had determined that all PictureTel products currently available for sale have either successfully passed Year 2000 compliance testing or are not subject to Year 2000 compliance because such products do not import, export or process date information in any manner. Recently, it has come to the Company’s attention that two of its newly released products, which are supplied by a third party and whose prior versions passed the Year 2000 compliance tests, are not Year 2000 compliant. The Company is actively pursuing the third party supplier to provide fixes to these products. A small number of the Company’s installed base products do not meet Year 2000 compliance testing. For these older, non-compliant versions of products, the Company has, with one exception, developed adequate workarounds that will be made available to customers and that will permit the products to continue to operate with full functionality.

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

      On April 7, 1998, the Company filed a motion to dismiss the complaint. On October 28, 1998, the motion to dismiss Norman E. Gaut was granted and the motion to dismiss PictureTel and Les Strauss was denied. Limited discovery has occurred, and the Company expresses no opinion as to the likely outcome. The outcome of this litigation may have a material impact on the Company’s financial position, results of operations and cash flows.

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

      The shares of this series of non-voting Series A Preferred Stock, convertible into the same number of shares of PictureTel Common Stock (with anti-dilution protection for stock splits and the like), was established by vote of PictureTel’s Board of Directors pursuant to its authority under the Company’s Certificate of Incorporation as reported in the Company’s January 18, 1999 8-K filing. This represented on an as-converted basis, an investment in approximately 10% of PictureTel Common Stock. This security was sold by PictureTel in consideration of the payment by Intel of cash as described above and Intel’s entering into a Distribution and Joint Product Development Agreement with PictureTel. Under the Stock Purchase and Investor Rights Agreement Intel has certain ancillary rights to acquire additional securities of PictureTel in order to maintain, subject to the specified terms and conditions, its percentage ownership of PictureTel’s equity.

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

      (b) Reports on Form 8-K

      On January 22, 1999, the Company filed a report on Form 8-K to announce it had entered into a distribution and joint development agreement with Intel Corporation. On February 18, 1999, Intel invested $30.5 million in the Company, acquiring approximately 10% of the Company’s equity through convertible preferred stock. The two companies will develop videoconferencing and collaborative products based on a common PC-based technology platform. Under terms of the agreement, Intel will provide the Company with distribution rights to sell the Intel ProShare® Video System 500 and exclusive worldwide distribution rights to sell and support the Intel®TeamStation™ System.

SIGNATURE

      Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

PICTURETEL CORPORATION

/s/ RALPH J. TAKALA

Ralph J. Takala

Chief Financial Officer,

(Principal Financial and Accounting Officer)

August 14, 2000