Form 10-Q/A
period 1999-07-04
PICTURETEL CORP
filed 2000-08-14
CIK 755095

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
SIGNATURE
EX-10.19.1 Credit Agreement
EX-10.23 Equity Plan
EX-10.24 Foreign Subsidiary Employee Stock Plan
EX-10.3.2 Non-Employee Directors Stock Option Plan
Ex-10.4.1 Amendment to 1994 Employee Stock Plan
EX-27.1 Financial Data Schedule

PICTURETEL CORPORATION

FORM 10-Q/A

INDEX

Page

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets

July 4, 1999 and December 31, 1998	3
Consolidated Statements of Operations

Three and six months ended July 4, 1999 and June 28, 1998	4
Consolidated Statements of Cash Flows

Six months ended July 4, 1999 and June 28, 1998	5

Notes to Consolidated Financial Statements	6-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-22
PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits and Reports on Form 8-K	25

Signature	26

PICTURETEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	July 4,	December 31,
	1999	1998

	(unaudited)
	Restated

ASSETS

Current assets:

Cash and cash equivalents	$44,944	$62,642

Restricted cash	5,000	—

Marketable securities	43,800	38,078

Accounts receivable, less allowance for doubtful accounts of $6,433 and $5,392 at July 4, 1999 and December 31, 1998, respectively	71,723	78,995

Inventories	36,130	30,256

Insurance recovery receivable	9,450	—

Other current assets	8,708	8,692

Total current assets	219,755	218,663

Property and equipment, net	90,876	95,655

Capitalized software costs, net	15,913	20,484

Goodwill, net	4,789	5,336

Other assets	11,108	12,856

Total assets	$342,441	$352,994

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$—	$881

Accounts payable	22,231	32,777

Accrued compensation and benefits	8,483	11,214

Accrued expenses	40,606	35,316

Accrued litigation settlement	12,000	—

Current portion of capital lease obligations	2,057	3,537

Deferred revenue	26,934	22,616

Total current liabilities	112,311	106,341

Capital lease obligations	55,509	56,411
Commitments and contingencies (Notes 5 and 8)

Redeemable convertible, preferred stock, $.01 par value; 15,000,000 shares authorized; 4,478,708 shares outstanding at July 4, 1999	30,500	—

Stockholders’ equity:

Common stock, $.01 par value; 80,000,000 shares authorized; 40,400,269 shares outstanding at July 4, 1999 and 40,067,771 shares outstanding at December 31, 1998	404	400

Treasury stock, 70,000 shares	(556)	—

Additional paid-in capital	224,827	222,230

Accumulated deficit	(88,057)	(30,254)

Accumulated other comprehensive income (loss)	7,503	(2,134)

Total stockholders’ equity	144,121	190,242

Total liabilities, redeemable preferred stock and stockholders’ equity	$342,441	$352,994

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended

	July 4,	June 28,	July 4,	June 28,
	1999	1998	1999	1998

	Restated		Restated

Revenues	$85,962	$104,582	$162,156	$205,628

Cost of revenues	58,937	64,309	110,909	119,468

Gross margin	27,025	40,273	51,247	86,160

Operating expenses:

Selling, general and administrative	39,485	36,185	71,847	68,994

Research and development	18,348	14,617	35,871	31,517

Total operating expenses	57,833	50,802	107,718	100,511

Loss from operations	(30,808)	(10,529)	(56,471)	(14,351)

Interest income (expense), net	(363)	553	(164)	1,001

Other income, net	375	5	890	329

Loss before income tax expense (benefit)	(30,796)	(9,971)	(55,745)	(13,021)

Income tax expense (benefit)	1,036	(3,283)	2,057	(4,167)

Net loss	(31,832)	(6,688)	(57,802)	(8,854)

Preferred stock beneficial conversion feature	—	—	5,612	—

Net loss applicable to common shareholders	$(31,832)	$(6,688)	$63,414	$(8,854)

Net loss per common share — basic	$(0.79)	$(0.17)	$(1.57)	$(0.23)

Net loss per common share — diluted	$(0.79)	$(0.17)	$(1.57)	$(0.23)

Weighted average shares outstanding — basic	40,334	38,308	40,276	38,200

Weighted average shares outstanding — diluted	40,334	38,308	40,276	38,200

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

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Earnings Per Share

      The following table reconciles the numerator and the denominators of the basic and diluted EPS computations shown on the Consolidated Statements of Operations (in thousands, except per share data):

	For the three		For the six
	months ended		months ended

	July 4,	June 28,	July 4,	June 28,
	1999	1998	1999	1998

	Restated		Restated

Basic EPS Computation:

Numerator:

Net loss	$(31,832)	$(6,688)	$(57,802)	$(8,854)

Preferred stock beneficial conversion feature	—	—	5,612	—

Total	$(31,832)	$(6,688)	$(63,414)	$(8,854)

Denominator:

Weighted average common shares outstanding	40,334	38,308	40,276	38,200

Basic EPS	$(0.79)	$(0.17)	$(1.57)	$(0.23)

Diluted EPS Computation:

Numerator:

Net loss	$(31,832)	$(6,688)	$(57,802)	$(8,854)

Preferred stock beneficial conversion feature	—	—	5,612	—

Total	$(31,832)	$(6,688)	$(63,414)	$(8,854)

Denominator:

Weighted average common shares outstanding	40,334	38,308	40,276	38,200

Stock options, preferred stock, warrants	—	—	—	—

Total Shares	40,334	38,308	40,276	38,200

Diluted EPS	$(0.79)	$(0.17)	$(1.57)	$(0.23)

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

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Comprehensive Loss

      The Company adopted FASB 130, Reporting Comprehensive Income, in fiscal year 1998. The calculation of comprehensive income includes the loss as reported in the Consolidated Statements of Operations, the gains and losses on foreign currency translation adjustments and unrealized gains and losses on marketable securities. (in thousands)

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

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The convertible preferred stock issued to Intel Corporation is non-voting and preferred with respect to dividend rights and liquidation preference to the Company’s common stock. Additionally, each share of the preferred stock has the right to convert to one share of common stock.

      The Company has revised its consolidated financial statements for the year ended December 31, 1999. The adjustments were to reclassify the presentation of the Series A Preferred Stock into the mezzanine section of the balance sheet and to record the preferred stock beneficial conversion feature in the first quarter of 1999 rather than over the first three quarters of 1999. The consolidated financial statements and related notes to the consolidated financial statements in this Form 10Q/A reflect all such revisions through July 4, 1999. These revisions have no impact on total assets, total liabilities, or cash flows. A summary of the impact of the adjustments for the three months and six months ended July 4, 1999 is as follows: (in thousands, except per share data)

	For the three		For the six
	months ended		months ended
	July 4, 1999		July 4, 1999

	As		As
	previously	As	previously	As
	Reported	Restated	Reported	Restated

Net loss	$(31,832)	$(31,832)	$(57,802)	$(57,802)

Preferred stock beneficial conversion feature	2,837	—	4,271	5,612

Net loss applicable to common shareholders	(34,669)	(31,832)	(62,073)	(63,414)

Net loss per common share — basic and diluted	(0.86)	(0.79)	(1.54)	(1.57)

	July 4, 1999

	As
	previously	As
	Reported	Restated

Redeemable convertible preferred stock	$—	$30,500

Convertible preferred stock	45	—

Additional paid in capital	255,282	224,827

Total stockholders’ equity	174,621	144,121

7.  Segment Information

      The Company has determined that its reportable segments are videoconferencing products, videoconferencing services and audioconferencing. The videoconferencing products segment develops, manufactures and markets visual communications systems and collaboration software. The videoconferencing services segment provides maintenance as well as professional, consulting, and management services for the videoconferencing products sold by the Company and its competitors. The audioconferencing segment develops, manufactures, markets and services multipoint audioconferencing control units. (in thousands)

	Video-	Video-
	conferencing	conferencing	Audio-
	Products	Services	conferencing	Other	Total

Three months ended July 4, 1999:

Revenues from external customers	$65,838	$16,109	$4,015	—	$85,962

Operating income (loss)	$(19,685)	$231	$(3,459)	$(7,895)	$(30,808)

Three months ended June 28, 1998:

Revenues from external customers	$84,158	$14,978	$5,446	—	$104,582

Operating income (loss)	$284	$2,600	$1,454	$(14,867)	$(10,529)

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Video-	Video-
	conferencing	conferencing	Audio-
	Products	Services	conferencing	Other	Total

Six months ended July 4, 1999:

Revenues from external customers	$119,676	$32,889	$9,591	—	$162,156

Operating income (loss)	$(41,910)	$1,291	$(3,036)	$(12,816)	$(56,471)

Six months ended June 28, 1998:

Revenues from external customers	$165,670	$28,832	$11,126	—	$205,628

Operating income (loss)	$(2,332)	$3,641	$3,677	$(19,337)	$(14,351)

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

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company’s Statements of Operations for each period:

	Three Months		Six Months
	Ended		Ended

	July 4,	June 28,	July 4,	June 28,
	1999	1998	1999	1998

	Restated		Restated

Revenues	100%	100%	100%	100%

Cost of revenues	68.6	61.5	68.4	58.1

Gross margin	31.4	38.5	31.6	41.9

Selling, general and administrative	45.9	34.6	44.3	33.6

Research and development	21.3	14.0	22.1	15.3

Total operating expenses	67.2	48.6	66.4	48.9

Loss from operations	(35.8)	(10.1)	(34.8)	(7.0)

Interest income (expense), net	(0.4)	0.6	(0.1)	0.5

Other income, net	0.4	0.0	0.5	0.2

Loss before income tax expense (benefit)	(35.8)	(9.5)	(34.4)	(6.3)

Income tax expense (benefit)	1.2	(3.1)	1.2	(2.0)

Net loss	(37.0)	(6.4)	(35.6)	(4.3)

Preferred stock beneficial conversion feature	—	—	3.5	—

Net loss applicable to common shareholders	(37.0)	(6.4)	(39.1)	(4.3)

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

For	Against	Abstain	Broker Non-Vote

16,788,886	4,476,284	192,270	14,357,598

      Proposal V:  To ratify the election of PricewaterhouseCoopers LLP as the Company’s auditors for fiscal year 1999.

For	Against	Abstain

35,036,569	672,592	105,877

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

10.19.1	$35,000,000 Credit Agreement among PictureTel Corporation and the Chase Manhattan Bank as Agent, and Congress Financial Corporation (New England) as Documentation Agent, and the Other Financial Institutions party hereto dated June 15, 1999.
10.23	1999 Equity Plan authorizing 3,000,000 shares of Common Stock to be delivered from time to time.
10.24	1999 Foreign Subsidiary Employee Stock Purchase Plan under which 500,000 shares of Common Stock may be delivered from time to time.
10.3.2	1992 Non-Employee Directors Stock Option Plan as amended through June 17, 1999.
10.4.1	Amendment to PictureTel’s 1994 Employee Stock Purchase Plan increasing the number of shares of Common Stock which may be delivered under the plan from 1,000,000 to 2,000,000.
27.1	Financial Data Schedule for the period ended July 4, 1999 as required by Item 601(c) of Regulation S-K.

      (b)  Reports on Form 8-K

      None.

SIGNATURE

      Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

PICTURETEL CORPORATION

/s/ RALPH J. TAKALA

Ralph J. Takala

Chief Financial Officer,

(Principal Financial and Accounting Officer)

August 14, 2000