Form 10-Q/A
period 1999-10-03
PICTURETEL CORP
filed 2000-08-14
CIK 755095

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

	(Unaudited)
	Restated

ASSETS

Current assets:

Cash and cash equivalents	$18,670	$62,642

Restricted cash	2,500	—

Marketable securities	51,864	38,078

Accounts receivable, less allowance for doubtful accounts of $6,876 and $5,392 at October 3, 1999 and December 31, 1998, respectively	69,548	78,995

Inventories	35,425	30,256

Other current assets	14,024	8,692

Total current assets	192,031	218,663

Property and equipment, net	89,098	95,655

Capitalized software costs, net	13,627	20,484

Goodwill, net	4,515	5,336

Other assets	10,124	12,856

Total assets	$309,395	$352,994

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$—	$881

Accounts payable	20,050	32,777

Accrued compensation and benefits	7,114	11,214

Accrued expenses	41,714	35,316

Current portion of capital lease obligations	1,786	3,537

Deferred revenue	26,351	22,616

Total current liabilities	97,015	106,341

Capital lease obligations	55,059	56,411

Total liabilities	152,074	162,752

Commitments and contingencies (Notes 5 and 9)

Redeemable convertible, preferred stock, $.01 par value; 15,000,000 shares authorized; 4,478,708 shares outstanding at October 3, 1999	30,500	—

Stockholders’ equity:

Common stock, $.01 par value; 80,000,000 shares authorized; 40,526,112 shares outstanding at October 3, 1999 and 40,067,771 shares outstanding at December 31, 1998.	405	400

Treasury stock, 90,725 shares	(556)	—

Additional paid-in capital	225,513	222,230

Accumulated deficit	(98,622)	(30,254)

Accumulated other comprehensive income (loss)	81	(2,134)

Total stockholders’ equity	126,821	190,242

Total liabilities, redeemable preferred stock and stockholders’ equity	$309,395	$352,994

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended

	October 3,	September 27,	October 3,	September 27,
	1999	1998	1999	1998

	Restated

Revenues	$78,813	$102,058	$240,969	$307,685

Cost of revenues	53,883	56,297	164,792	175,765

Gross margin	24,930	45,761	76,177	131,920

Operating expenses:

Selling, general and administrative	28,501	30,214	100,348	99,207

Research and development	15,659	14,451	51,530	45,968

Total operating expenses	44,160	44,665	151,878	145,175

Income (loss) from operations	(19,230)	1,096	(75,701)	(13,255)

Interest income, net	176	721	12	1,722

Other income, net	9,128	572	10,018	901

Income (loss) before income tax expense (benefit)	(9,926)	2,389	(65,671)	(10,632)

Income tax expense (benefit)	641	765	2,698	(3,402)

Net income (loss)	(10,567)	1,624	(68,369)	(7,230)

Preferred stock beneficial conversion feature	—	—	5,612	—

Net income (loss) applicable to common shareholders	$(10,567)	$1,624	$(73,981)	$(7,230)

Net income (loss) per common share —basic	$(0.26)	$0.04	$(1.83)	$(0.19)

Net income (loss) per common share —diluted	$(0.26)	$0.04	$(1.83)	$(0.19)

Weighted average shares outstanding —basic	40,426	38,376	40,326	38,259

Weighted average shares outstanding —diluted	40,426	38,693	40,326	38,259

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

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Earnings Per Share

      The following table reconciles the numerator and the denominators of the basic and diluted EPS computations shown on the Consolidated Statements of Operations (in thousands, except per share data):

	For the three		For the nine
	months ended		months ended

	October 3,	September 27,	October 3,	September 27,
	1999	1998	1999	1998

	Restated

Basic EPS Computation:

Numerator:

Net income (loss)	$(10,567)	$1,624	$(68,369)	$(7,230)

Preferred stock beneficial conversion feature	—	—	5,612	—

Total	$(10,567)	$1,624	$(73,981)	$(7,230)

Denominator:

Weighted average common shares outstanding	40,426	38,376	40,326	38,259

Basic EPS	$(0.26)	$0.04	$(1.83)	$(0.19)

Diluted EPS Computation:

Numerator:

Net income (loss)	$(10,567)	$1,624	$(68,369)	$(7,230)

Preferred stock beneficial conversion feature	—	—	5,612	—

Total	$(10,567)	$1,624	$(73,981)	$(7,230)

Denominator:

Weighted average common shares outstanding	40,426	38,376	40,326	38,259

Stock options, preferred stock, warrants	—	317	—	—

Total Shares	40,426	38,693	40,326	38,259

Diluted EPS	$(0.26)	$0.04	$(1.83)	$(0.19)

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

      The Company has revised its consolidated financial statements for the year ended December 31, 1999. The adjustments were to reclassify the presentation of the Series A Preferred Stock into the mezzanine section of the balance sheet and to record the preferred stock beneficial conversion feature in the first quarter of 1999 rather than over the first three quarters of 1999. The consolidated financial statements and related notes to the consolidated financial statements in this Form 10Q/A reflect all such revisions through October 3, 1999. These revisions have no impact on total assets, total liabilities, or cash flows. A summary of the impact of the adjustments for the three months ended October 3, 1999 as follows: (dollars in thousands, except per share data)

	For the three
	months ended
	October 3, 1999

	As
	previously	As
	Reported	Restated

Net loss	$(10,567)	$(10,567)

Preferred stock beneficial conversion feature	1,341	—

Net loss applicable to common shareholders	(11,908)	(10,567)

Net loss per common share — basic and diluted	(0.29)	(0.26)

	October 3, 1999

	As
	previously	As
	Reported	Restated

Redeemable convertible preferred stock	—	$30,500

Convertible preferred stock	$45	—

Additional paid in capital	255,968	225,513

Total stockholders’ equity	157,321	126,821

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

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In the second quarter of 1999, the Company introduced its Visual Collaboration for the ’Net (VCN) strategy. PictureTel’s VCN strategy is designed to enable people to communicate from anywhere, using any media across any network. VCN seamlessly integrates end-point conferencing products (audio, video, data) connectivity products (gateways and multi-location control units), network applications (setup of conferences, control of events and video steaming), and all of the services associated with these products. With VCN, end users can control their collaboration events through a common web browser. In June of 1999, the Company introduced the first two initiatives of this strategy, PictureTel eVideo Application Server and eVideo Services. The Company expects the new strategy to make a material contribution to revenues beginning in the year 2000.

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

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of revenues for certain items in the Company’s Statements of Operations for each period:

	Three Months		Nine Months
	Ended		Ended

	October 3,	September 27,	October 3,	September 27,
	1999	1998	1999	1998

	Restated

Revenues	100%	100%	100%	100%

Cost of revenues	68.4	55.2	68.4	57.1

Gross margin	31.6	44.8	31.6	42.9

Selling, general and administrative	36.2	29.6	41.6	32.2

Research and development	19.8	14.2	21.4	15.0

Total operating expenses	56.0	43.8	63.0	47.2

Income (loss) from operations	(24.4)	1.0	(31.4)	(4.3)

Interest income (expense), net	0.2	0.7	—	0.6

Other income, net	11.6	0.6	4.1	0.3

Income (loss) before income tax expense (benefit)	(12.6)	2.3	(27.3)	(3.4)

Income tax expense (benefit)	0.8	0.7	1.1	(1.1)

Net income (loss)	(13.4)	1.6	(28.4)	(2.3)

Preferred stock beneficial conversion feature	—	—	2.3	—

Net income (loss) applicable to common shareholders	(13.4)	1.6	(30.7)	(2.3)

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