Form 10-Q/A
period 2000-04-01
PICTURETEL CORP
filed 2000-08-14
CIK 755095

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

PICTURETEL CORPORATION

FORM 10-Q

INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets

	April 1, 2000 and December 31, 1999	3
	Consolidated Statements of Operations

	Three Months Ended April 1, 2000 and April 4, 1999	4
	Consolidated Statements of Cash Flows

	Three Months Ended April 1, 2000 and April 4, 1999	5

	Notes to Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures		22

PART I.  CONSOLIDATED FINANCIAL INFORMATION

PICTURETEL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	April 1,	December 31,
	2000	1999

	(Unaudited)	Restated
	Restated

ASSETS

Current assets:

Cash and cash equivalents (Note 5)	$23,824	$21,915

Restricted cash and cash equivalents	150	1,200

Marketable securities (Note 5)	27,891	37,787

Accounts receivable, less allowances for doubtful accounts of $5,303 and $5,642 at April 1, 2000 and December 31, 1999, respectively	59,291	77,120

Inventories	39,115	32,930

Other current assets	7,901	12,562

Total current assets	158,172	183,514

Property and equipment, net	84,237	86,219

Capitalized software costs, net	9,574	11,341

Goodwill, net	3,968	4,242

Other assets	9,147	9,554

Total assets	$265,098	$294,870

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$—	$196

Accounts payable	21,832	21,681

Accrued compensation and benefits	6,673	10,517

Accrued expenses	34,325	37,518

Current portion of capital lease obligations	1,817	1,782

Deferred revenue	27,699	28,826

Total current liabilities	92,346	100,520

Capital lease obligations, net of current portion	54,115	54,584

Total liabilities	146,461	155,104

Commitments and contingencies (Notes 5 and 8)

Redeemable convertible preferred stock, $.01 par value; 15,000,000 shares authorized; 4,478,708 shares issued and outstanding at April 1, 2000 and December 31, 1999.	30,500	30,500

Stockholders’ equity:

Common stock, $.01 par value; 80,000,000 shares authorized; 41,058,662 and 40,617,634 shares issued and outstanding at April 1, 2000 and December 31, 1999.	411	406

Additional paid-in capital	228,487	225,513

Accumulated deficit	(138,622)	(114,780)

Accumulated other comprehensive loss	(1,583)	(1,317)

Treasury stock, 92,065 shares, at cost	(556)	(556)

Total stockholders’ equity	88,137	109,266

Total liabilities, redeemable preferred stock and stockholders’ equity	$265,098	$294,870

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	April 1,	April 4,
	2000	1999

		Restated

Revenue	$65,067	$76,194

Cost of revenue	47,348	51,972

Gross margin	17,719	24,222

Operating expenses:

Selling, general and administrative	27,309	32,362

Research and development	13,453	17,523

Total operating expenses	40,762	49,885

Loss from operations	(23,043)	(25,663)

Interest income (expense), net	(292)	199

Other income, net	327	515

Loss before income tax expense	(23,008)	(24,949)

Income tax expense	834	1,021

Net loss	(23,842)	(25,970)

Preferred stock beneficial conversion feature	—	5,612

Net loss applicable to common shareholders	$(23,842)	$(31,582)

Net loss per common share – basic and diluted	$(0.59)	$(0.79)

Weighted average shares outstanding – basic and diluted	40,630	40,218

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

Revision

      The Company has revised its consolidated financial statements for the year ended December 31, 1999. The adjustments were to reclassify the presentation of the Series A Preferred Stock into the mezzanine section of the balance sheet and to record the preferred stock beneficial conversion feature in the first quarter of 1999 rather than over the first three quarters of 1999. The consolidation financial statements and related notes to the consolidated financial statements in this Form 10Q/A reflect all such revisions through April 1, 2000. These revisions have no impact on total assets, total liabilities, net loss or cash flows for the year ended December 31,

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1999 or the three months ended April 1, 2000. A summary of the impact of the adjustments for the three months ended April 4, 1999 and at April 1, 2000 is as follows:

	For the Three Months
	Ended
	April 4, 1999

	As
	Previously	As
	Reported	Restated

Net loss	$(25,970)	$(25,970)

Preferred stock beneficial conversion feature	1,434	5,612

Net loss applicable to common shareholders	(27,404)	(31,582)

Net loss per common share — basic and diluted	(0.68)	(0.79)

	April 1, 2000		December 31, 1999

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Redeemable convertible preferred stock	$—	$30,500	$—	$30,500

Convertible preferred stock	45	—	45	—

Additional paid in capital	258,942	228,487	255,968	225,513

Total stockholders’ equity	118,637	88,137	139,766	109,266

2.  Inventories

      Inventories consist of the following:

	April 1,	December 31,
	2000	1999

Purchased Parts	$3,466	$3,184

Work in Process	954	1,157

Finished Goods	34,695	28,589

	$39,115	$32,930

3.  Earnings Per Share

      The following table reconciles the numerator and the denominator of the basic and diluted EPS computations shown on the Consolidated Statements of Operations:

	Three Months Ended

	April 1,	April 4,
	2000	1999

		Restated

Basic and Diluted EPS Computation

Numerator:

Net loss applicable to common shareholders	$(23,842)	$(31,582)

Denominator:

Weighted average common shares outstanding	40,630	40,218

Basic and diluted EPS	$(0.59)	$(0.79)

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

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of revenue for certain items in the Company’s Statement of Operations for each period:

	Three Months Ended

	April 1,	April 4,
	2000	1999

		Restated

Revenue	100%	100%

Cost of revenue	72.8	68.2

Gross margin	27.2	31.8

Selling, general and administrative	42.0	42.5

Research and development	20.6	23.0

Total operating expenses	62.6	65.5

Loss from operations	(35.4)	(33.7)

Interest income, net	0.1	0.3

Other income (expense), net	(0.1)	0.7

Loss before income tax expense	(35.4)	(32.7)

Income tax expense	1.2	1.4

Net loss	(36.6)	(34.1)

Preferred stock beneficial conversion feature	—	(7.4)

Net loss applicable to common shareholders	(36.6)	(41.5)

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