Form 10-K/A
period 1999-12-31
PICTURETEL CORP
filed 2000-08-15
CIK 755095

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

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	1999	1998	1997	1996	1995

Statement of Operations Data:

Revenue	$323,279	$406,152	$466,425	$490,225	$363,799

Net income (loss)(1)	$(84,526)	$(55,679)	$(39,398)	$32,172	$21,859

Net income (loss) applicable to Common shareholders(1)(2)	$(90,138)	$(55,679)	$(39,398)	$32,172	$21,859

Net income (loss) per common share — basic(1)(2)(3)(4)	$(2.23)	$(1.45)	$(1.04)	$0.89	$0.64

Net income (loss) per common share — diluted(1)(2)(3)(4)	$(2.23)	$(1.45)	$(1.04)	$0.81	$0.57

Weighted average shares Outstanding — basic(3)(4)	40,376	38,527	37,760	36,097	34,178

Weighted average shares Outstanding — diluted(3)(4)	40,376	38,527	37,760	39,598	38,428

	As of December 31,

	1999	1998	1997	1996	1995

	(Restated)

Balance Sheet Data:

Working capital	$82,994	$112,322	$152,973	$202,063	$143,130

Total assets	$294,870	$352,994	$355,051	$386,254	$300,613

Total short-term debt	$1,978	$4,418	$3,612	$3,942	$4,383

Total long-term debt	$54,584	$56,411	$22,000	$14,202	$12,804

Redeemable preferred stock	$30,500	—	—	—	—

Stockholders’ equity	$109,266	$190,242	$227,965	$264,846	$208,384

(1)	Includes other charges totaling $9,752, $10,564 and $42,664 before income tax benefit in 1999, 1998 and 1997, respectively. Also includes an $8,495 gain on the sale of RealNetworks stock in 1999, a $4,442 charge in 1998 for in-process technology acquired in connection with the 1998 Starlight Networks purchase, and tax expense of $35,141 in 1998 to record a full valuation allowance against deferred tax assets. See Notes 3, 10, and 15 of “Notes to Consolidated Financial Statements.”

(2)	Includes preferred stock accretion of $5,612 in 1999 related to issuance of convertible preferred stock to Intel Corporation. See Note 9 of “Notes to Consolidated Financial Statements.”

(3)	All common and per share amounts in 1995 have been retroactively restated to reflect the two-for-one common stock split effected by a 100% common stock dividend paid during the fourth quarter of 1995. The effect of the MultiLink acquisition accounted for as a pooling-of-interests is included in all numbers presented. See Note 2 of “Notes to Consolidated Financial Statements.”

(4)	The Company has not paid dividends on its common stock since its inception. The Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

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

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of PictureTel Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

      As discussed in Note 17, the Company has restated its 1999 financial statements to reclassify the presentation of preferred stock and to record the preferred stock beneficial conversion feature in the first quarter of 1999 rather than over the first three quarters of 1999.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 15, 2000, except for
  the information in the first
  paragraph of Note 7,
  as to which the date
  is March 28, 2000 and Note 17,
  as to which the date is July 24, 2000

PICTURETEL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,

	1999	1998

	(Restated)

ASSETS

Current assets:

Cash and cash equivalents	$21,915	$62,642

Restricted cash and cash equivalents	1,200	—

Marketable securities	37,787	38,078

Accounts receivable, less allowances for doubtful accounts of $5,642, and $5,392 at December 31, 1999 and 1998, respectively	77,120	78,995

Inventories	32,930	30,256

Other current assets	12,562	8,692

Total current assets	183,514	218,663

Property and equipment, net	86,219	95,655

Capitalized software costs, net	11,341	20,484

Goodwill, net	4,242	5,336

Other assets	9,554	12,856

Total assets	$294,870	$352,994

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$196	$881

Accounts payable	21,681	32,777

Accrued compensation and benefits	10,517	11,214

Accrued expenses	37,518	35,316

Current portion of capital lease obligations	1,782	3,537

Deferred revenue	28,826	22,616

Total current liabilities	100,520	106,341

Capital lease obligations, net of current portion	54,584	56,411

Total liabilities	155,104	162,752

Commitments and contingencies (Notes 7, 8 and 16)

Redeemable convertible preferred stock, $.01 par value; 15,000,000 shares authorized; 4,478,708 shares issued and outstanding at December 31, 1999	30,500	—

Stockholders’ equity:

Common stock, $.01 par value; 80,000,000 shares authorized; 40,617,634 and 40,067,771 shares issued and outstanding at December 31, 1999 and 1998	406	400

Additional paid-in capital	225,513	222,230

Accumulated deficit	(114,780)	(30,254)

Accumulated other comprehensive loss	(1,317)	(2,134)

Treasury stock, 92,065 shares, at cost	(556)	—

Total stockholders’ equity	109,266	190,242

Total liabilities, redeemable preferred stock and stockholders’ equity	$294,870	$352,994

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

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 1999, 1998 and 1997
(Dollars in thousands, except share amounts)

	Redeemable						Accumulated
	Convertible					Retained	Other
	Preferred Stock		Common Stock			Earnings	Comprehensive
					Addt’l Paid-In	(Accumulated	Income
	Shares	Par Value	Shares	Par Value	Capital	Deficit)	(Loss)

Balance, December 31, 1996	—	$—	37,499,111	$376	$199,755	$64,429	$286

Exercise of employee stock options and related tax benefit	—	—	358,235	3	1,196	—	—

Employee stock purchase plan shares	—	—	183,017	1	3,291	—	—

Net loss	—	—	—	—	—	(39,398)	—
Other comprehensive losses, net of tax

Foreign currency translation adjustment	—	—	—	—	—	—	—

Unrealized loss on marketable securities, net of tax of $(3)	—	—	—	—	—	—	—

Other comprehensive losses	—	—	—	—	—	—	(2,368)

Comprehensive loss	—	—	—	—	—	—	—

Adjustment to conform MultiLink’s fiscal year	—	—	—	—	—	394	—

Balance, December 31, 1997	—	—	38,040,363	380	204,242	25,425	(2,082)

Exercise of employee stock options	—	—	232,068	2	979	—	—

Employee stock purchase plan shares	—	—	286,074	3	2,345	—	—

Issuance of shares — Starlight acquisition	—	—	1,509,266	15	14,664	—	—

Net loss	—	—	—	—	—	(55,679)	—
Other comprehensive losses

Foreign currency translation adjustment	—	—	—	—	—	—	—

Unrealized gain on marketable securities	—	—	—	—	—	—	—

Other comprehensive losses	—	—	—	—	—	—	(52)

Comprehensive loss	—	—	—	—	—	—	—

Balance, December 31, 1998	—	—	40,067,771	400	222,230	(30,254)	(2,134)

Exercise of employee stock options	—	—	254,043	3	1,841	—	—

Employee stock purchase plan shares	—	—	295,820	3	1,442	—	—

Treasury stock transactions	—	—		—	—	—	—

Issuance of preferred shares to Intel	4,478,708	30,500	—	—	—	—	—

Net loss	—	—	—	—	—	(84,526)
Other comprehensive losses

Foreign currency translation adjustments	—	—	—	—	—	—	—

Unrealized loss on marketable securities	—	—	—	—	—	—	—

Other comprehensive losses	—	—	—	—	—	—	817

Comprehensive loss	—	—	—	—	—	—	—

Balance, December 31, 1999 (Restated)	4,478,708	$30,500	40,617,634	$406	$225,513	$(114,780)	$(1,317)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Comprehensive	Treasury Stock		Total
	Income			Stockholders’
	(Loss)	Shares	Par Value	Equity

				(Restated)

Balance, December 31, 1996		—	$—	$264,846

Exercise of employee stock options and related tax benefit		—	—	1,199

Employee stock purchase plan shares		—	—	3,292

Net loss	$(39,398)	—	—	(39,398)
Other comprehensive losses, net of tax

Foreign currency translation adjustment	(1,475)	—	—	(1,475)

Unrealized loss on marketable securities, net of tax of $(3)	(893)	—	—	(893)

Other comprehensive losses	(2,368)	—	—	—

Comprehensive loss	$(41,766)	—	—	—

Adjustment to conform MultiLink’s fiscal year		—	—	394

Balance, December 31, 1997		—	—	227,965

Exercise of employee stock options		—	—	981

Employee stock purchase plan shares		—	—	2,348

Issuance of shares — Starlight acquisition		—	—	14,679

Net loss	$(55,679)	—	—	(55,679)
Other comprehensive losses

Foreign currency translation adjustment	(63)	—	—	(63)

Unrealized gain on marketable securities	11	—	—	11

Other comprehensive losses	(52)	—	—	—

Comprehensive loss	$(55,731)	—	—	—

Balance, December 31, 1998		—	—	190,242

Exercise of employee stock options		—	—	1,844

Employee stock purchase plan shares		—	—	1,445

Treasury stock transactions		92,065	(556)	(556)

Issuance of preferred shares to Intel		—	—	—

Net loss	$(84,526)	—	—	(84,526)
Other comprehensive losses

Foreign currency translation adjustments	823	—	—	823

Unrealized loss on marketable securities	(6)	—	—	(6)

Other comprehensive losses	817	—	—

Comprehensive loss	$(83,709)	—	—	—

Balance, December 31, 1999 (Restated)		92,065	$(556)	$109,266

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

9.  Capital Stock and Redeemable Preferred Stock:

  Redeemable Convertible Preferred Stock

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

      The Company’s Board of Directors is empowered to fix the terms and rights of the preference stock. Issuance of the preference stock limits the rights of the common stockholders. The convertible preferred stock issued to Intel Corporation is non-voting and preferred with respect to dividend rights and liquidation preference to the Company’s Common Stock. For the period through February 17, 2004, the holders of the convertible preferred stock are entitled to receive, out of funds legally available, noncumulative dividends on shares of common stock or preferred stock for each share of preferred stock held per year, when and if declared by the Board of Directors. The convertible preferred stock has limited redemption rights as discussed in Note 17.

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

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Unaudited Interim Financial Information:

      Quarterly financial information is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

1999

Revenue	$76,194	$85,962	$78,813	$82,310

Gross margin	24,222	27,025	24,930	25,959

Net loss (Restated)	(31,582)	(31,832)	(10,567)	(16,157)

Net loss per common share — basic and diluted (Restated)	$(0.79)	$(0.79)	$(0.26)	$(0.40)

1998

Revenue	$101,045	$104,582	$102,058	$98,467

Gross margin	45,887	40,273	45,761	41,145

Net income (loss)	(2,165)	(6,688)	1,624	(48,450)

Net income (loss) per common share — basic and diluted	$(0.06)	$(0.17)	$0.04	$(1.23)

14.  Supplemental Cash Flow Information:

	1999	1998	1997

Supplemental cash flow information:

Interest paid	$4,642	$2,903	$1,722

Income taxes paid	$1,845	$1,245	$4,237

Supplemental disclosure of non-cash investing activity:

Building acquired under capital lease	$—	$38,000	$20,938

Issuance of stock for acquisition	$—	$14,679	$—

Assumption of debt for acquisition	$—	$3,544	$—

Supplemental disclosure of non-cash financing activity:

Preferred stock beneficial conversion feature	$5,612	$—	$—

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

      During the year ended December 31, 1997, the Company recorded other charges of $42,664. Other charges of $16,096 reported as part of cost of goods sold include $4,940 for various write-downs of excess and

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obsolete inventory to their net realizable value as a result of lower than forecasted demand, $9,881 to record impairment charges associated with software development projects canceled as a result of a realignment in the Company’s planned product offerings, $1,122 for product retrofit accruals, and $153 related to work-force reductions and organizational realignment as a result of activities undertaken to reduce the Company’s cost structure to bring it in line with lower-than-expected revenue.

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

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

17.  Effects of Revisions:

      As described in Note 9, the Company issued 4,478,708 shares of Series A convertible preferred stock on February 18, 1999.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Series A convertible preferred stock is subject to redemption requirements that are outside of the control of the Company under certain limited circumstances as defined in the Series A certificate of designation. Those circumstances include a merger or consolidation of the Company in which its stockholders do not retain a majority of the voting power in the surviving corporation. Under such circumstances, the holders of Series A convertible preferred stock are entitled to receive a payment equal to the purchase price originally paid for the Series A convertible preferred stock together with any declared but unpaid dividends, before any payment is made to holders of common stock.

      Although the Company believes that the likelihood of redemption occurring is remote, it has revised its 1999 financial statements to account for the redemption features of the Series A convertible preferred stock. The carrying value of the Series A convertible preferred stock, which was previously presented as a component of stockholders’ equity, has been reclassified outside of stockholders’ equity at December 31, 1999.

      The revision of the 1999 financial statements for the matter described above had no effect on the Company’s net loss, total assets or total liabilities. The Company’s redeemable preferred stock, total stockholders’ equity at December 31, 1999, as previously reported and as restated, are as follows:

December 31, 1999

Redeemable convertible preferred stock — previously reported	$—

Adjustment related to the presentation of the Series A convertible preferred stock as redeemable	30,500

As restated	$30,500

Total stockholders’ equity — previously reported	$139,766

Adjustment related to the presentation of the Series A convertible preferred stock as redeemable	(30,500)

As restated	$109,266

      In addition, the Company has revised its 1999 quarterly financial statements to record the preferred stock beneficial conversion feature of $5,612 in the first quarter of 1999, rather than over the first three quarters of 1999.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors

of PictureTel Corporation:

      Our audits of the consolidated financial statements referred to in our report dated February 15, except for the information in the first paragraph of Note 7, as to which the date is March 28, 2000 and Note 17 as to which the date is July 24, 2000 (which report and consolidated financial statements are incorporated in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 15, 2000, except for the information

in the first paragraph of Note 7, as to
which the date is March 28, 2000 and
Note 17, as to which the date is July 24, 2000

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

SIGNATURE

      Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

PICTURETEL CORPORATION

/s/ RALPH J. TAKALA

Ralph J. Takala

Chief Financial Officer,

(Principal Financial and Accounting Officer)

August 14, 2000