Form 10-Q
period 2000-07-01
PICTURETEL CORP
filed 2000-08-15
CIK 755095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED)

For the quarterly period ended July 1, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

For the Quarter ended July 1, 2000

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

[X]  Yes  No  [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

     As of August 4, 2000, there were outstanding 40,966,647 shares of common stock of the registrant.

PICTURETEL CORPORATION

FORM 10-Q

INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets July 1, 2000 and December 31, 1999	2

	Consolidated Statements of Operations Three and Six Months Ended July 1, 2000 and July 4, 1999	3

	Consolidated Statements of Cash Flows Six Months Ended July 1, 2000 and July 4, 1999	4

	Notes to Consolidated Financial Statements	5-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities	22

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		25

PART I.  CONSOLIDATED FINANCIAL INFORMATION

PICTURETEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	July 1,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$21,033	$21,915

Restricted cash and cash equivalents	2,625	1,200

Marketable securities	—	37,787

Accounts receivable, less allowances for doubtful accounts of $2,872 and $5,642 at July 1, 2000 and December 31, 1999, respectively	50,144	77,120

Inventories	32,837	32,930

Other current assets	10,018	12,562

Total current assets	116,657	183,514

Restricted cash	28,441	—

Property and equipment, net	81,067	86,219

Capitalized software costs, net	2,663	11,341

Goodwill, net	—	4,242

Other assets	7,467	9,554

Total assets	$236,295	$294,870

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$9,450	$196

Accounts payable	20,814	21,681

Accrued compensation and benefits	8,737	10,517

Accrued expenses	35,851	37,518

Current portion of capital lease obligations	1,866	1,782

Deferred revenue	25,286	28,826

Total current liabilities	102,004	100,520

Capital lease obligations, net of current portion	53,640	54,584

Total liabilities	155,644	155,104

Commitments and contingencies (Notes 6 and 9)

Redeemable convertible preferred stock, $.01 par value; 15,000,000 shares authorized; 4,478,708 shares outstanding at July 1, 2000 and December 31, 1999	30,500	30,500

Stockholders’ equity:

Common stock, $.01 par value; 80,000,000 shares authorized; 41,058,712 and 40,617,634 shares issued and outstanding at July 1, 2000 and December 31, 1999	411	406

Additional paid-in capital	228,500	225,513

Accumulated deficit	(176,595)	(114,780)

Accumulated other comprehensive loss	(1,609)	(1,317)

Treasury stock, 92,065 shares, at cost	(556)	(556)

Total stockholders’ equity	50,151	109,266

Total liabilities, redeemable preferred stock and stockholders’ equity	$236,295	$294,870

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	July 1,	July 4,	July 1,	July 4,
	2000	1999	2000	1999

Revenue	$61,424	$85,962	$126,490	$162,156

Cost of revenue	54,847	58,937	102,195	110,909

Gross margin	6,577	27,025	24,295	51,247

Operating expenses:

Selling, general and administrative	30,077	39,485	57,385	71,847

Research and development	13,596	18,348	27,049	35,871

Total operating expenses	43,673	57,833	84,434	107,718

Loss from operations	(37,096)	(30,808)	(60,139)	(56,471)

Interest expense, net	(584)	(363)	(875)	(164)

Other income, net	503	375	829	890

Loss before income tax expense	(37,177)	(30,796)	(60,185)	(55,745)

Income tax expense	796	1,036	1,630	2,057

Net loss	(37,973)	(31,832)	(61,815)	(57,802)

Preferred stock beneficial conversion feature	—	—	—	5,612

Net loss applicable to common shareholders	$(37,973)	$(31,832)	$(61,815)	$(63,414)

Net loss per common share — basic and diluted	$(0.93)	$(0.79)	$(1.52)	$(1.57)

Weighted average shares outstanding — basic and diluted	40,967	40,334	40,798	40,276

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended

	July 1,	July 4,
	2000	1999

Cash flows from operating activities:

Net loss	$(61,815)	$(57,802)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	14,523	18,163

Provision for doubtful accounts	(109)	1,822

Provision for inventory obsolescence	9,710	2,435

Write-down of long-lived assets	9,159	—

Other non-cash items	—	102

Changes in operating assets and liabilities:

Accounts receivable	25,905	4,136

Inventories	(10,252)	(8,362)

Insurance recovery receivable	—	(9,450)

Other current assets	2,199	(276)

Accounts payable	(589)	(10,213)

Accrued compensation and benefits and accrued expenses	(2,958)	3,011

Accrued litigation settlement	—	12,000

Deferred revenue	(3,113)	4,633

Net cash used in operating activities	(17,340)	(39,801)

Cash flows from investing activities:

Purchase of marketable securities	(31,262)	(73,718)

Proceeds from sale of marketable securities	69,049	77,601

Purchases of property and equipment	(3,465)	(7,076)

Proceeds from sale of fixed assets	9	13

Net cash provided by (used in) investing activities	34,331	(3,180)

Cash flows from financing activities:

Increase in restricted cash and cash equivalents	(29,866)	(5,000)

Proceeds (payments) on short-term/ long-term borrowings	9,252	(842)

Principal payments under capital lease obligations	(860)	(2,395)

Purchase of treasury stock	—	(556)

Proceeds from preferred stock issuance	—	30,500

Proceeds from exercise of stock options	2,460	1,811

Proceeds from employee stock purchase plan	533	790

Net cash provided by (used in) financing activities	(18,481)	24,308

Effect of exchange rate changes on cash	608	975

Net decrease in cash and cash equivalents	(883)	(17,698)

Cash and cash equivalents at beginning of period	21,915	62,642

Cash and cash equivalents at end of period	$21,033	$44,944

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.  Basis of Presentation

      As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all the disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on August 14, 2000.

      In the opinion of the management of PictureTel Corporation, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at July 1, 2000 and December 31, 1999, results of operations for the three and six months ended July 1, 2000 and July 4, 1999 and changes in cash flows for the six months ended July 1, 2000 and July 4, 1999.

      The results disclosed in the Consolidated Balance Sheet at July 1, 2000, the Consolidated Statement of Operations for the three and six months ended July 1, 2000 and the Consolidated Statement of Cash Flows for the six months ended July 1, 2000 are not necessarily indicative of the results to be expected for the full year.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The financial statements include significant estimates of the net realizable value of accounts receivable, inventory and capitalized software and the amount of certain contingent liabilities. Actual results could differ from those estimates.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations and requires additional financing. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans to continue as a going concern rely heavily on forecasted revenue from new products, which are planned for delivery commencing in the third quarter of 2000. In addition to the revenue plan, management has obtained a letter of commitment from Congress Financial Corporation for an asset-based secured revolving line of credit and has obtained an additional $21,845 in convertible Series B Preferred Stock which will be classified as mezzanine financing on the Company’s balance sheet. Management is continuing to identify and implement other actions to improve the Company’s liquidity, including the sale of non-core business assets. While there can be no assurances that these plans will be successful, management believes these actions, if successful, will provide sufficient financial resources for the next twelve months and beyond. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  Inventories

      Inventories consist of the following:

	July 1,	December 31,
	2000	1999

Purchased Parts	$5,543	$3,184

Work in Process	1,218	1,157

Finished Goods	26,076	28,589

	$32,837	$32,930

      In the second quarter of 2000, the Company recorded a $4,721 charge to reduce inventory to its net realizable value. The charge primarily reflects a reduction in the carrying value of the inventory to its

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in thousands, except per share amounts)

estimated fair market value, based on estimated selling prices, less costs to sell. The inventory write-down is associated with lower than expected sales of PC-based videoconferencing systems, exacerbated by the Company’s transition to its next generation product line, PictureTel Series 900.

3.  Impairment of Long-lived Assets

      Based on continuing operating losses and a change in product strategy for a division of the Company’s videoconferencing products segment, the Company performed a review of its intangible assets including purchased software, tradename, assembled workforce and goodwill. In connection with this review, the Company determined that the carrying value of the goodwill and other intangible assets exceeded its fair value based on Company projections of the discounted future net cash flows from use together with the residual value of these assets. Accordingly, the Company recorded an impairment charge of $9,159 during the second quarter of 2000, of which $5,020 is included in cost of revenue and $4,139 is included in selling, general and administrative expense in the Company’s Consolidated Statements of Operations and impacted the Company’s videoconferencing products segment.

4.  Earnings Per Share

      The following table reconciles the numerator and the denominator of the basic and diluted EPS computations shown on the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended

	July 1,	July 4,	July 1,	July 4,
	2000	1999	2000	1999

Basic and Diluted EPS Computation

Numerator:

Net loss applicable to common shareholders	$(37,973)	$(31,832)	$(61,815)	$(63,414)

Denominator:

Weighted average common shares outstanding	40,967	40,334	40,798	40,276

Basic and diluted EPS	$(0.93)	$(0.79)	$(1.52)	$(1.57)

      Options to purchase shares of the Company’s common stock of 6,821,164 and 6,406,873 were outstanding at July 1, 2000 and July 4, 1999, respectively, but were not included in the computation of diluted EPS because they were antidilutive due to the net losses sustained in 2000 and in 1999. Warrants for 2,723 shares of the Company’s Common Stock and Series A Convertible Preferred Stock of 4,478,708 shares were outstanding at July 1, 2000, but were not included in the computation of diluted EPS because they were antidilutive due to the loss sustained in 2000.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in thousands, except per share amounts)

5.  Comprehensive Loss

      The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” in fiscal year 1998. The calculation of comprehensive income includes the loss as reported in the Consolidated Statements of Operations, the gains and losses on foreign currency translation adjustments and unrealized gains and losses on marketable securities.

	Three Months Ended		Six Months Ended

	July 1,	July 4,	July 1,	July 4,
	2000	1999	2000	1999

Net loss	$(37,973)	$(31,832)	$(61,815)	$(57,802)

Foreign currency translations, net	(43)	871	(291)	62

Unrealized gains on marketable securities, net	17	1,150	—	9,573

Comprehensive loss	$(37,999)	$(29,811)	$(62,106)	$(48,167)

6.  Debt

      In May 2000, the Company amended its asset-based secured revolving credit agreement dated July 15, 1999, which will now expire on May 17, 2001. The amended credit facility has provided $8,500 in working capital through a short-term loan and a $30,086 letter of credit facility. The Company has $29,587 of outstanding standby letters of credit issued under this agreement as of July 1, 2000. Fees for letters of credit outstanding against this facility are payable at 225 basis points per annum of the face amount. Interest for the term loan is payable at prime plus 3% and such rate shall increase by 1 1/2% on August 15, 2000 and on each ninetieth day anniversary of such date thereafter. The amended credit agreement is collateralized by all assets of the parent Company and certain stock of its subsidiaries. The Company is required to maintain cash collateral equal to 105% of outstanding letters of credit in an account held at the lender. Cash subject to the cash collateral requirement amounts to $31,066 as of July 1, 2000. The secured letters of credit expire between October 31, 2000 and June 1, 2001. The credit agreement also contains certain financial covenants, including net income (loss) and minimum working capital requirements. The Company has obtained a waiver on August 10, 2000 for not meeting its second quarter 2000 net income requirement.

      On July 24, 2000, the Company received, and accepted, a letter of commitment from Congress Financial Corporation for an asset-based secured revolving line of credit with a limit of $35,000, based upon certain lending formulas. This facility replaces the credit facility amended in May 2000. This new facility will provide additional borrowing capacity of $26,500. This new facility also provides the Company with letter of credit capabilities, secured by the Company’s receivables and inventory pledged under this new debt facility and/ or its cash.

      In addition, on July 13, 2000 the Company announced that it had agreements with investors to purchase $21,845 (8,738,000 shares at $2.50 per share) of new convertible shares of Series B Preferred Stock. In conjunction with the purchase of convertible Series B Preferred Stock, each investor also received a specified small minority interest in the Company’s subsidiary, 1414c, Inc. In addition, in accordance with the convertible Series B Preferred Stock agreement, the Company also entered into a joint venture and hosting agreement with one of the investors. These transactions were completed and the funds became available on July 24, 2000. The Company used $8,500 of the proceeds of this stock sale to pay off its $8,500 term loan discussed above and expects to use the balance of the proceeds for working capital and necessary operational expenses. The Company is currently evaluating the accounting for these agreements.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in thousands, except per share amounts)

      Local lines of credit are available for short-term advances of up to $950 to certain of the Company’s foreign subsidiaries. The agreements require interest payable up to one quarter of one percent, per annum. Borrowings of $950 were outstanding against these local lines of credit at July 1, 2000.

      In June 1999, the Company entered into a short-term security agreement with BankBoston. Under this agreement, the Company pledged to the Bank certain amounts of cash and cash equivalents as collateral for obligations of the Company arising from use of the Bank’s cash management and foreign exchange services. The requirement for collateral under this agreement was terminated in June 2000. There are no remaining liabilities under this agreement.

      The Company has operating leases for various rented properties. The Company signed an agreement to sublease MultiLink’s former facility at 6 Riverside Drive in Andover, Massachusetts in May 1999, as part of its space consolidation efforts. As of July 1, 2000, the remaining obligation under this operating lease was $7,634. After giving effect to expected sublease income, this obligation is $4,918. In addition, in June 1998, the Company subleased its property at 50 Minuteman Road for a ten-year term. After giving effect to expected sublease income, the remaining obligation under the capital lease was $16,694 at July 1, 2000.

      On June 26, 2000, the Company negotiated an option agreement with the landlord of its facility located at 200 Minuteman Road in Andover, Massachusetts, whereby the Company has agreed to vacate certain space in the 200 Minuteman facility during the third quarter in exchange for termination of the lease. The Company anticipates that under this option agreement, an $11,992 letter of credit would be drawn down by the landlord and an approximate $4,000 in deposits would be returned to the Company.

7.  Recently Issued Accounting Pronouncements

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”) as amended by SAB 101B, which is effective no later than the year ending December 31, 2000. SAB 101 clarifies the Securities and Exchange Commission’s views regarding recognition of revenue. The Company will adopt SAB 101 in the fourth quarter of 2000. The Company has identified one series of transactions where the adoption of SAB 101 is expected to

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in thousands, except per share amounts)

have a material effect on its 2000 financial position and results of operations but it has not yet completed its analysis.

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

	Video-	Video-
	conferencing	conferencing	Audio-
	Products	Services	Conferencing	Other	Total

Three months ended July 1, 2000:

Revenue from external customers	$36,123	$18,208	$7,093	—	$61,424

Operating income (loss)	$(34,308)	$2,748	$621	$(6,157)	$(37,096)

Three months ended July 4, 1999:

Revenue from external customers	$65,838	$16,109	$4,015	—	$85,962

Operating income (loss)	$(19,685)	$231	$(3,459)	$(7,895)	$(30,808)

Six months ended July 1, 2000:

Revenue from external customers	$80,761	$36,406	$9,323	—	$126,490

Operating income (loss)	$(49,970)	$4,209	$(2,745)	$(11,633)	$(60,139)

Six months ended July 4, 1999:

Revenue from external customers	$119,676	$32,889	$9,591	—	$162,156

Operating income (loss)	$(41,910)	$1,291	$(3,036)	$(12,816)	$(56,471)

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

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Dollars in thousands, except per share amounts)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, unless otherwise indicated)

Forward-Looking Statements

      This document includes forward-looking statements about the Company’s business, revenue and expenses, effective tax rate, and operating and capital requirements. Forward-looking statements made or incorporated by reference herein are not guarantees of future performance. In addition, forward-looking statements may be included in various other PictureTel documents to be issued in the future and in various oral statements by PictureTel representatives to security analysts and investors from time to time. Any forward-looking statements are subject to risks that could cause the actual results to vary materially. Such risks are discussed in “Risk Factors Which May Affect Future Results” and in other related portions of this document.

Business Developments

      During the second quarter of 2000, the Company has continued to develop its business plan, inclusive of a multi-pronged approach by focusing on improving liquidity, disposition of non-core business assets, consolidation opportunities and process improvement.

      Financing activities are in process. On July 24, 2000, the Company consummated a preferred stock transaction resulting in funding of $21,845 through the issuance of Series B convertible preferred shares which will be classified in the mezzanine section of the Company’s balance sheet. In conjunction with the purchase of convertible Series B Preferred Stock, each investor also received a specified small minority interest in the Company’s subsidiary, 1414c, Inc. Additionally, in accordance with the convertible Series B Preferred Stock agreement, the Company also entered into a joint venture and hosting agreement with one of the investors. In addition, the Company has received a commitment for an asset-based secured revolving line of credit. While there are no assurances, the Company expects to finalize this transaction within the next few weeks.

      With regard to disposition of non-core business assets, the Company received a letter of intent on July 31, 2000 from a third party to acquire the Company’s Starlight division and expects the sale, if completed, to occur in the third quarter. On October 28, 1999, the Company announced it had retained an investment banker to represent it in the sale of MultiLink, Inc., the Company’s audioconferencing subsidiary. The Company intends to operate MultiLink, Inc. as a wholly-owned subsidiary while it considers a number of divestiture alternatives.

      The Company has continued to seek out consolidation opportunities. During the second quarter of 2000, the Company negotiated an option agreement with the landlord of its facility located at 200 Minuteman Road in Andover, Massachusetts, whereby the Company has agreed to vacate certain space in the 200 Minuteman facility during the third quarter in exchange for termination of the lease. The Company anticipates that under this option agreement, a $11,992 letter of credit would be drawn down by the landlord and an approximate $4,000 in deposits would be returned to the Company. Furthermore, an annual reduction of approximately $5,000 in rent and related costs would result from this consolidation. The Company will continue to pursue opportunities with focus on consolidation and process improvements.

      On July 31, 2000, the Company announced the launch of its next generation product, PictureTel 900 Series. Deferred customer orders, in anticipation of the new product, impacted second quarter revenue and are expected to continue impacting revenue in the third quarter. The Company started shipping the PictureTel 900 Series on August 14, 2000.

      The Company previously announced the formation of 1414c, Inc. a wholly-owned subsidiary established to provide application service providers (ASPs) access to a broad range of IP-based interactive communication solutions. These solutions will enable ASPs to provide rapid Web access to streaming, videoconferencing, Voice-over-IP, and other Web-enabled interactive solutions such as call scheduling and launching. The Company is currently exploring joint venture and other financing opportunities to develop this activity.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of revenue for certain items in the Company’s Consolidated Statements of Operations for each period:

	Three Months Ended		Six Months Ended

	July 1,	July 4,	July 1,	July 4,
	2000	1999	2000	1999

Revenue	100%	100%	100%	100%

Cost of revenue	89.3	68.6	80.8	68.4

Gross margin	10.7	31.4	19.2	31.6

Selling, general and administrative	49.0	45.9	45.4	44.3

Research and development	22.1	21.3	21.3	22.1

Total operating expenses	71.1	67.2	66.7	66.4

Loss from operations	(60.4)	(35.8)	(47.5)	(34.8)

Interest expense, net	(0.1)	(0.4)	(0.7)	(0.1)

Other income, net	—	0.4	0.6	0.5

Loss before income tax expense	(60.5)	(35.8)	(47.6)	(34.4)

Income tax expense	1.3	1.2	1.3	1.2

Net loss	(61.8)	(37.0)	(48.9)	(35.6)

Preferred stock beneficial conversion feature	—	—	—	3.5

Net loss applicable to common shareholders	(61.8)	(37.0)	(48.9)	(39.1)

  Three Months Ended July 1, 2000 Compared to Three Months Ended July 4, 1999

      Revenue. Consolidated second quarter 2000 revenue of $61,424 decreased $24,538, or 29%, from second quarter 1999 levels. Videoconferencing products revenue was impacted by customer deferrals of orders, while awaiting the introduction of new products in the third quarter. Service revenue continued to grow during the second quarter as the result of increased sales of spare parts, customer integration services and hosting of multipoint videoconference calls. An increase in the audioconferencing segment’s (MultiLink’s) revenue was the result of new product sales related to the segment’s new high-capacity audio bridge. Revenue from sales to foreign markets was approximately 40% and 51% of total revenue during the second quarters of 2000 and 1999, respectively.

      Gross Margin. Overall second quarter 2000 gross margin of $6,577 declined $20,448, or 76%, from prior year levels and represented 11% of revenue versus 31% in the second quarter of 1999. Lower revenue accounts for the dollar decline, while lower average selling prices for videoconferencing products, together with charges of $4,721 necessary to reduce inventory to net realizable value and an impairment charge of $5,020 to write-down purchased software, were primarily responsible for the decreased margin percentage.

      Operating Expenses. Second quarter 2000 operating expenses of $43,673 decreased $14,160, or 25%, from comparable prior year levels. Based on continuing operating losses and a change in product strategy for a division of the Company’s videoconferencing products segment, impairment charges of $4,139 related to the write-down of goodwill, tradename and assembled workforce are included in operating expenses during the second quarter of 2000. Included in the second quarter of 1999, were special charges of $6,976 related to headcount reductions and real estate consolidation actions. Without these charges, operating expenses declined $11,323, or 22%.

      Income Taxes. The Company’s effective income tax rate was 2.1% in the second quarter of 2000 compared to 3.4% in the second quarter of 1999. The tax rate in both periods relates to state and foreign taxes.

     Videoconferencing Products, Videoconferencing Services and Audioconferencing Segments

      Videoconferencing Products. Second quarter 2000 revenue for this segment, which develops, manufactures, and markets visual communications systems and collaboration software, totaled $36,123. This represents a $29,715, or 45%, decrease from second quarter 1999 levels. Revenue for the second quarter of 2000 decreased $8,516, or 19%, from the first quarter of 2000. Lower demand, as customers delayed purchasing decisions in anticipation of next generation products, was responsible for the revenue decline.

      Although total videoconferencing system units sold was flat versus the prior year, higher-end group system volume decreased by 56%, while lower-end desktop/ personal system volume increased by 100%. The large increase in desktop/ personal systems was the result of significant volume purchases. Total units sold of larger group systems, Concordes and Venues, was down 38% from the second quarter of 1999.

      The videoconferencing products segment generated a $34,308 operating loss during the second quarter of 2000 compared to a $19,685 operating loss in the second quarter of 1999. Declining revenue, together with a charge of $4,721 to reduce PC-based videoconferencing systems inventory to net realizable value, contributed to the increased operating loss. The inventory write-down is associated with lower than expected sales of PC-based videoconferencing systems, exacerbated by the Company’s transition to its next generation product line, PictureTel Series 900. An impairment charge of $9,159 related to the write-down of certain intangible assets also contributed to the increased operating loss for the quarter.

      Videoconferencing Services. The videoconferencing services segment provides maintenance as well as professional consulting, integration and management services for videoconferencing products sold by the Company and its competitors. Second quarter 2000 revenue grew from $16,109 in 1999 to $18,208 in 2000, an increase of 13%. Significantly higher sales of spare parts accounted for 43% of the revenue increase. Professional service activity increased during the quarter particularly from the sale of custom integration services and hosting multi-point videoconference calls for customers. Maintenance revenue increased 1% from prior year levels.

      Segment operating income was $2,748 during 2000’s second quarter compared with operating income of $231 in the comparable prior year period. Increased profitability was due to higher business volume, improved gross margin and a 20% reduction in selling and administrative expenses.

      Audioconferencing (MultiLink). The audioconferencing segment develops, manufactures, markets and services multipoint audioconferencing control units. Segment revenue for the second quarter of 2000 totaled $7,093 compared with revenue of $4,015 during the second quarter of 1999. Sales of the new System 700 audio bridge, which was introduced in December of 1999, contributed to the increased revenue.

      Operating income increased from a loss of $3,459 in 1999’s second quarter to an operating income of $621 in the second quarter of 2000. The increase in operating income is primarily due to an increase in revenue, while operating expenses remained relatively flat.

  Six Months Ended July 1, 2000 Compared to Six Months Ended July 4, 1999

      Revenue. Total revenue of $126,490 decreased $35,666, or 22%, in the six months ended July 1, 2000 compared to the comparable six months of 1999. Videoconferencing products revenue was impacted by customer deferrals of orders, while awaiting the introduction of new products in the third quarter of 2000. Service revenue continued to grow during the first six months of 2000, as the result of increased sales of spare parts, customer integration services and hosting of multi-point videoconference calls. Audioconferencing (MultiLink) segment revenue during the first six months of 2000 and 1999 remained relatively flat between the two periods. Revenue from sales to foreign markets decreased 4% during the six months ended July 1, 2000 as compared to the same period in 1999, and represented 46% of total sales.

      Gross Margin. Overall gross margin declined $26,952 to $24,295 in the six months ended July 1, 2000 compared to the comparable period in 1999. Gross margin as a percentage of revenue declined to 19% from 32% for the period ended July 1, 2000 as compared to the comparable period in 1999. Lower revenue accounts for the dollar decline, while lower average selling prices for videoconferencing products, together with charges of $6,006 necessary to reduce inventory to net realizable value and an impairment charge of $5,020 to write-down purchased software, were primarily responsible for the decreased margin percentage.

      Operating Expenses. Operating expenses for the first six months of 2000 totaled $84,434, representing a decline of $23,284, or 22%, compared to the first six months of 1999. Based on continuing operating losses and a change in product strategy for a division of the Company’s videoconferencing products segment, impairment charges of $4,139 related to the write-down of goodwill, tradename and assembled workforce are included in operating expenses during the six-month period in 2000. Included in the comparable six-month period in 1999 were $6,976 of special charges related to headcount reductions and real estate consolidation actions. Without these charges, operating expenses declined $20,447, or 20%, during the six month period in 2000 compared to the comparable period in 1999.

      Income Taxes. The Company’s effective income tax rate for the six months ended July 1, 2000 was 2.7% as compared with 3.7% for the comparable period in 1999. The effective tax rate in both years relates to foreign and state taxes.

     Videoconferencing Products, Videoconferencing Services and Audioconferencing Segments

      Videoconferencing Products. Videoconferencing product revenue totaled $80,761 for the first six months of 2000, which represents a $38,915, or 33%, decrease from the first six months of 1999. Segment revenue for the six month period of 2000 was impacted by customer deferrals of orders, while awaiting the introduction of new products in the third quarter of 2000.

      Total videoconferencing system units increased 8% versus the prior year, while group system volume decreased by 31% and desktop/ personal system volume increased by 49%. Total units sold of larger group systems, Concordes and Venues, declined 28%, while sales of compact systems, Swiftsite II and TeamStation, decreased 20%.

      The videoconferencing products segment operating loss increased to $49,970 during the first six months of 2000 compared to $41,910 operating loss during the first six months of 1999. Declining revenue, together with a charge of $6,006 to reduce PC-based videoconferencing systems inventory to net realizable value, contributed to the increased operating loss. The inventory write-down is associated with lower than expected sales of PC-based videoconferencing systems, exacerbated by the Company’s transition to its next generation product line, PictureTel Series 900. An impairment charge of $9,159 related to the write-down of certain intangible assets also contributed to the increased operating loss for the first six months of 2000.

      Videoconferencing Services. Videoconferencing service revenue grew from $32,889 during the first six months of 1999 to $36,406 during the first six months of 2000, an 11%, increase. The revenue growth resulted from increased sales of spare parts, custom integration services, and hosting of multi-point videoconference calls for customers. Maintenance service revenue declined slightly in the first half of 2000 compared to the same period in the prior year.

      Segment operating income for the first six months of 2000 was $4,209 compared with $1,291 in the same prior year period, an increase of $2,918, or 226%. Service gross margins increased due to higher sales volume of spare parts. Approximately 75% of the increased profits resulted from a 16% decrease in selling, general and administrative expenses compared to the first half of 1999.

      Audioconferencing (MultiLink). Revenue for the first six months of 2000 totaled $9,323 and was relatively flat compared to $9,591 for the first six months of 1999.

      Operating income improved to a loss of $2,745 for the first six months of 2000 from an operating loss of $3,036 for the first six months of 1999, representing a 10% decrease.

Liquidity and Capital Resources

      At July 1, 2000, the Company had $21,033 in cash and cash equivalents. Operating activities used $17,340 of cash during the first half of 2000 compared with a $39,801 usage in the comparable period in 1999. Funding operating losses in excess of non-cash expense was a primary use of cash during both periods. The Company generated $11,192 of cash from working capital during the first half of 2000 compared to using $4,521 of cash for working capital in the first half of 1999. The Company paid $1,656 of accrued severance and restructuring charges during the first six months of 2000 and had a remaining accrual in the amount of $1,289 for such items as of July 1, 2000 that will be paid over the next year and two months.

      Investing activities provided $34,331 of cash in the first half of 2000 compared with a $3,180 usage in the comparable prior year period. Changes in marketable securities balances are the principal reason for both results. In addition, first half 2000 capital expenditures of $3,465 were less than 50% of the comparable 1999 figure of $7,076, as the Company has sharply curtailed spending.

      Financing activities used $18,481 of cash in the first half of 2000, due to an increase in restricted cash balances in excess of proceeds from short-term borrowings. During the first half of 1999 the Company’s financing activities generated $24,308 of cash, primarily through issuance of $30,500 of preferred convertible stock to Intel Corporation.

      Cash utilization continues to be a major concern for the Company. During the six months ended July 1, 2000, net cash decreased $883 compared to a net cash decrease of $17,698 for the comparable period in 1999. The Company continues to benefit from cost reduction measures taken during 1999 in several areas including, reduced staffing, intensified programs to reduce working capital, and curtailed capital spending. However, without increased revenue and additional equity and debt financing, these actions alone will not return the Company to a cash positive position. The Company closed on a preferred stock sale on July 24, 2000 and expects to complete additional debt financing within the next few weeks.

      In May 2000, the Company amended its revolving credit agreement dated July 15,1999, which will now expire on May 17, 2001. The amended credit facility has provided $8,500 in working capital through a short-term loan and a $30,086 letter of credit facility. The Company has $29,587 of outstanding standby letters of credit issued under this agreement as of July 1, 2000. Fees for letters of credit outstanding against this facility are payable at 225 basis points per annum of the face amount. Interest for the term loan is payable at prime plus 3% and such rate shall increase by 1 1/2% on August 15, 2000 and on each ninetieth day anniversary of such date thereafter. The amended credit agreement is collateralized by all assets of the parent Company and certain stock of its subsidiaries. The Company is required to maintain cash collateral equal to 105% of outstanding letters of credit in an account held at the lender. Cash subject to the cash collateral requirement amounts to $31,066 as of July 1, 2000. The secured letters of credit expire between October 31, 2000 and June 1, 2001. The credit agreement also contains certain financial covenants, including net income (loss) and minimum working capital requirements. The Company has obtained a waiver on August 10, 2000 for not meeting its second quarter 2000 net income requirement.

      On July 24, 2000, the Company received, and accepted, a letter of commitment from Congress Financial Corporation for an asset based secured revolving line of credit with a limit of $35,000, based upon certain lending formulas. This facility replaces the credit facility amended in May 2000. This new facility will provide additional borrowing capacity of $26,500. This new facility also provides the Company with letter of credit capabilities, secured by the Company’s receivables and inventory pledged under this new debt facility and/or its cash. While there are no assurances, the Company expects to close on this facility, subject to satisfaction of closing conditions, within the next few weeks.

      In addition, on July 13, 2000 the Company announced it had agreements with investors to purchase $21,845 (8,738,000 shares at $2.50 per share) of new convertible shares of Series B Preferred Stock. In conjunction with the purchase of convertible Series B Preferred Stock, each investor also received a specified small minority interest in the Company’s subsidiary, 1414c, Inc. In addition, in accordance with the convertible Series B Preferred Stock agreement, the Company also entered into a joint venture and hosting agreement with one of the investors. These transactions were completed and the funds became available on July 24, 2000. The Company used $8,500 of the proceeds of this stock sale to pay off its $8,500 term loan discussed above and expects to use the balance of the proceeds for working capital and necessary operational expenses. The Company is currently evaluating the accounting for these agreements.

      Local lines of credit are available for short-term advances of up to $950 to certain of the Company’s foreign subsidiaries. The agreements require interest payable up to one quarter of one percent, per annum. Borrowings totaling $950 were outstanding against these local lines of credit at July 1, 2000.

      In June 1999, the Company entered into a short-term security agreement with BankBoston. Under this agreement, the Company pledged to the Bank certain amounts of cash and cash equivalents as collateral for obligations of the Company arising from use of the Bank’s cash management and foreign exchange services. The requirement for collateral under this agreement was terminated in June 2000. There are no remaining liabilities under this agreement.

      The Company received a report from its independent accountants for the year ended December 31, 1999 containing an explanatory paragraph stating that our recurring losses and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Moreover, management’s plans to continue as a going concern rely heavily on forecasted revenue from new products being jointly developed with Intel Corporation, new multi-media applications services, and enhanced compact videoconferencing systems. The Company’s new PictureTel Series 900 system was announced on July 31, 2000. Under generally accepted auditing standards, the Company’s auditors had concluded that they were unable to rely on future revenue from these new products and services in evaluating the achievability of management’s plan to continue as a going concern. In addition to the revenue plan, management has obtained a letter of commitment from Congress Financial Corporation for an asset based secured revolving line of credit, as discussed above, and has obtained an additional $21,845 in convertible Series B Preferred Stock which will be classified as mezzanine financing on the Company’s balance sheet. Management is continuing to identify and implement other actions to improve the Company’s liquidity, including the sale of non-core business assets. While there can be no assurances that these plans will be successful, management believes these actions, if successful, will provide sufficient financial resources for the next twelve months and beyond.

      The Company has operating leases for various rented properties. The Company signed an agreement to sublease MultiLink’s former facility at 6 Riverside Drive in Andover, Massachusetts in May 1999 as part of its space consolidation efforts. As of July 1, 2000, the remaining obligation under this operating lease was $7,634. After giving effect to expected sublease income, this obligation is $4,918. In addition, in June 1998, the Company subleased its property at 50 Minuteman Road for a ten-year term. After giving effect to expected sublease income, the remaining obligation under the capital lease was $16,694 at July 1, 2000.

      On June 26, 2000, the Company negotiated an option agreement with the landlord of its facility located at 200 Minuteman Road in Andover, Massachusetts, whereby the Company has agreed to vacate certain space in the 200 Minuteman facility during the third quarter in exchange for termination of the lease. The Company anticipates that under this option agreement, an $11,992 letter of credit would be drawn down by the landlord and an approximate $4,000 in deposits would be returned to the Company. Furthermore, an annual reduction of approximately $5,000 in rent and related costs would result from this consolidation.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”) as amended by SAB 101B, which is effective no later than the year ending December 31, 2000. SAB 101 clarifies the Securities and Exchange Commission’s views regarding recognition of revenue. The Company will adopt SAB 101 in the fourth quarter of 2000. The Company has identified one series of transactions where the adoption of SAB 101 is expected to have a material effect on its 2000 financial position and results of operations but it has not yet completed its analysis.

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

      New Products, Cost Reductions, Technological Change, and Evolving Markets. The Company is engaged in an industry that continues to innovate as a result of extensive research and development efforts and which brings to market new, more technologically advanced products introduced on an accelerated basis. Simultaneously, the larger telecommunications market is in a heightened competitive state due to deregulation throughout the world. In order to maintain its market share in this fast-paced emerging market, the Company must continue to introduce, through internal development or by acquisition, joint venture or other collaborative arrangements, significant innovative, technologically leading and cost-competitive products. There can be no assurance that such new products will be introduced by the Company, or if introduced, will be accepted by the market and its customers. In November 1998, the Company acquired all of the common stock of Starlight Networks, Inc. Starlight develops, manufactures and markets streaming video that enables live, interactive multicast video-on-demand. There can be no assurance that the integration of Starlight will be successful or produce products that will be accretive to the Company’s results of operations and financial condition. In January 1999, the Company entered into a distribution and joint product development agreement with Intel Corporation. The two companies have jointly developed videoconferencing and collaborative products based on a common PC-based technology platform. On July 31, 2000, the Company announced that it would begin shipping the resulting product (known as the 900 Series) in mid August 2000. However, there can be no assurance that the products produced by this partnership will be accretive to the Company’s results of operations and financial condition. In addition to offering products that operate in an integrated service digital network (ISDN) environment, the Company and its competitors are exploring new technologies and networks, such as the Internet and corporate intranets or LANs, for delivering videoconferencing and data collaboration services. The industry standards for such new technologies and networks, however, are still in the early stages of development, which the Company believes has led to customer uncertainty and, accordingly, a slowdown in the growth of the general market for videoconferencing products. As a result of customer preferences, the Company continues to experience a shift in its sales model to videoconferencing systems with lower average selling prices. There can be no assurance that the Company will be successful in implementing cost reductions for all of its products or in developing and marketing suitable new products and related services with attractive margins for these new technologies and networks. The possible transition, migration and/or convergence of technologies is difficult to predict and could have profound implications for the industry and the business of the Company. Further, there is significant risk that existing products could be rendered obsolete due to changing technology. The Company’s failure to develop and market new products on a timely basis or to enhance its existing products or to respond effectively to technological changes, new industry standards or product announcements by competitors could have a material adverse effect on the Company’s business, financial condition and results of operations. In April 2000, the Company announced the formation of its 1414c subsidiary. 1414c, Inc., a wholly-owned subsidiary, has the objective of providing application service providers (ASPs) access to a broad range of IP-based interactive communication solutions. These solutions will enable ASPs to provide rapid Web access to streaming, videoconferencing, Voice-over-IP, and other Web-enabled interactive solutions such as call scheduling and launching. There can be no assurance that 1414c will deliver these services in a manner acceptable to its custome rs.

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

      Recent History of Losses. The Company reported a 29% decrease in revenue for the second quarter of 2000 as compared to the second quarter of 1999. Losses from operations were $37,096 and $30,808 for the second quarter of 2000 and 1999, respectively, representing a 21% increase in losses from operations. For the first six months of 2000, the Company reported a 22% decrease in revenue as compared to the first six months of 1999. Losses from operations for the first six months of 2000 were $60,139 as compared with $56,471 for the first six months of 1999.

      The Company’s revenue decreased 20% during fiscal year 1999 as compared to fiscal year 1998 and decreased 13% between fiscal year 1998 and fiscal year 1997. Losses from operations were $90,284, $23,650 and $56,850 in 1999, 1998 and 1997, respectively.

      Continued negative operating results could adversely impact the Company’s relationship with customers, vendors and employees, as well as its liquidity and ability to remain in compliance with covenants under its revolving credit agreement. The Company received a report from its independent accountants for the year ended December 31, 1999 containing an explanatory paragraph stating that our recurring losses and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Management’s plans to continue as a going concern rely heavily on forecasted revenue from new products being jointly developed with Intel Corporation, new multi-media applications services, and enhanced compact videoconferencing systems. On July 31, 2000, the Company announced that it would start shipping its new 900 Series products in mid August 2000, which are the first products resulting from the joint development effort with Intel Corporation. However, there can be no guarantee that such revenue increase will occur or will be sufficient to meet the Company’s needs. In addition to the revenue plan, on July 24, 2000, the Company raised additional equity by selling $21,845 of Convertible Series B Preferred Stock to Intel Corporation, State of Wisconsin Investors Board, Halpern Denny Fund II, L.P. and 12 directors and senior managers of the Company. Of the equity proceeds, $8,500 was used to pay off an $8,500 term loan. On July 25, 2000, the Company announced that it had received a commitment letter from Congress Financial Corporation to provide the Company with an asset-based secured revolving credit line with a limit of $35,000, which would provide the Company with an additional $26,500 in borrowing capacity. However, there is no guarantee that either of these two recent efforts will be sufficient to meet the Company’s needs.

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

      Potential Fluctuations of Quarterly Operating Results. The majority of the Company’s revenue in each quarter result from orders booked in that quarter, and a substantial portion of the Company’s orders and shipments typically occur during the last weeks of each quarter such that forecasting of revenue and product mix is both complex and difficult. Unanticipated variations in the timing of receipt of customer orders in any quarter may produce significant fluctuations in quarterly revenue. As a result, a shortfall in revenue compared to internal expectations may not evidence itself until late in the quarter and any resulting impact on earnings may not be determinable until several weeks after the end of the quarter. The Company’s ability to maintain or increase net revenue depends upon its ability to increase unit volume sales. There can be no assurance that the Company will be able to increase or to maintain the current level of unit volume sales. Other factors which may cause period-to-period fluctuations in operational results include the timing of new product announcements and introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company’s products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, and general economic factors such as the recent decline of currency values in the Asian markets.

      International Operations. Revenue related to international operations of the Company totaled approximately 40% and 51% of total revenue for the quarters ended July 1, 2000 and July 4, 1999, respectively. Revenue related to international operations of the Company totaled approximately 46% and 50% of total revenue for the six-month period ended July 1, 2000 and July 4, 1999, respectively. Management of the

Company expects international revenue to continue to constitute a significant portion of total revenue in future periods. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, financial condition, results of operations or cash flows could be materially adversely affected. The Company’s sales to international distributors are denominated in U.S. dollars in order to minimize risks associated with fluctuating foreign currency rates. An increase in the value of the U.S. dollar relative to other currencies, however, could make the Company’s product more expensive and, therefore, potentially less competitive in foreign markets. Sales by the Company’s foreign subsidiaries are generally made in the foreign subsidiary’s local currency, in which case fluctuations in the value of the U.S. dollar relative to such other currencies could have a material adverse effect on the operating results of the Company. Currently, the Company employs various currency hedging strategies to reduce these risks. In addition, a significant portion of the Company’s revenue is derived from Asian markets. Given the current general weakness in the Asian markets, there can be no assurance that the Company will be able to sustain current revenue levels or growth in such markets. There can be no assurance that the above factors will not have a material adverse effect on the Company’s future international sales and, consequently, on its business, financial condition, results of operations or cash flows.

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

      Dependence on Key Personnel. On August 31, 1999, the Company announced that Dr. Norman Gaut had succeeded Bruce R. Bond as Chairman of the Board, CEO and President of the Company. In February 1998, Mr. Bond had earlier succeeded Dr. Gaut as Chief Executive Officer and President, and had been elected Chairman of the Board in June 1998. At that time, Dr. Gaut had retired as an active employee while remaining a member of the Board of Directors. Dr. Gaut accepted this 1999 position at a difficult time for the Company. On June 19, 2000, Mr. Lewis Jaffe became President and Chief Operating Officer of the Company, while Dr. Gaut remained Chairman and Chief Executive Officer. The Company appointed Mr. Ralph Takala, a principal of Altman and Associates as its interim Chief Financial Officer on June 15, 2000 following the resignation of its previous Chief Financial Officer. The Company depends on a limited number of key senior management personnel, including Norman Gaut; Lewis Jaffe; Ralph Takala; Amit Akkad, Vice President of Services; Timothy Duffy, Group Vice President and General Manager of Conferencing Products; Robert Byrnes, Group Vice President for Emerging Products; David Blandford, President and General Manager, MultiLink; and W. Robert Kellegrew, Jr., Vice President and General Counsel. There has been and continues to be considerable turnover in the Company’s senior management team over the past several years, and the loss of the services of one or more of the Company’s senior management team or the inability to attract, retain, motivate and manage additional key personnel could have a material adverse effect on the business, financial condition or operating results of the Company. In addition, the Company continues to experience an increase in voluntary employee attrition from engineering and other departments. There is no assurance, given the competitive nature of the current job market, that the Company will be able to adequately fill the open positions.

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

Item 2.  Changes in Securities and Use of Proceeds

      (a)  The rights of the Common Stock are materially limited or qualified by the issue of an aggregate of 8,738,000 shares of non-voting, convertible Series B Preferred Stock to Intel Corporation, State of Wisconsin Investment Board, Halpern Denny Fund II, L.P. and the other investors (twelve directors and senior management of PictureTel) listed on Schedule I (collectively the “Investors”) to the Stock Purchase and Investors Rights Agreement dated as of July 13, 2000, as amended, with respect to preferred dividend rights and the liquidation preference of said Series B Preferred Stock.

      On the date hereof each outstanding share of the Series B Preferred Stock has the right to convert to one share of Common; see the terms of the Series B Preferred Stock as set forth in the Certificate of Designation of the Series B, constituting an Amendment to the Certificate of Incorporation included as Exhibit 3.1.1 to this report.

      (b)  On July 24, 2000 the Company sold 8,738,000 shares of Series B Preferred Stock to the Investors for cash in the amount of $2.50 per share (aggregating $21.8 million) less a small amount of the purchase price allocated to the purchase of specified small minority interests in 1414c, Inc., a PictureTel subsidiary set up earlier this year to develop Internet-based communication products and services such as multi-port video conferencing and voice-over-IP. The Company used $8.5 million of the proceeds of this equity sale to pay off its $8.5 million Term Loan, incurred on May 17, 2000, and expects to use the balance of the proceeds for working capital and necessary operational expenses. The issue and sale of the securities was exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) as a private placement, accompanied by an investment representation by each purchaser.

      The shares of this series of non-voting Series B Preferred Stock, convertible initially into the same number of shares of PictureTel Common Stock (with anti-dilution protection as specified in the Certificate of Designation for the Series B), was established by vote of PictureTel’s Board of Directors on July 11, 2000 pursuant to its authority under the Company’s Certificate of Incorporation, as reported in the Company’s 8-K filing dated July 14, 2000. This represented on an as-converted basis, an investment in approximately 21% of PictureTel’s Common Stock. These securities were sold by PictureTel in consideration of the payment by the Investors of cash as described above (and allocated as described above).

      The Investors have certain ancillary rights to acquire additional securities of PictureTel, in order to maintain, subject to specified laws and conditions, their respective percentage ownership of PictureTel’s equity.

      In connection with the above-described $21.8 million equity financing, on July 11, 2000 the Board of Directors of the Company approved Amendment No. 2 to the Rights Agreement between the Company and Fleet National Bank (“Second Amendment”. The Second Amendment provides that Intel Corporation (“Intel”) will not be considered an “Acquiring Person” under the Rights Agreement so long as Intel and its affiliates and associates do not become the beneficial owner of greater than the number of shares of Common Stock of the Company equal to the sum of: (A) the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock of the Company purchased by Intel in connection with that certain Stock Purchase and Investors Rights Agreement dated as of January 18, 1999 (“1999 Stock Agreement”) by and among the Company and Intel; plus (B) the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock of the Company (“Series B Stock”) purchased by Intel in connection with a Stock Purchase and Investors Rights Agreement dated as of July 13, 2000 (“2000 Stock Agreement”) by and among the Company, Intel, the State of Wisconsin Investment Board (“SWIB”), Halpern Denny Fund II, L.P., and certain other investors; plus (C) the number of additional shares of Common Stock which may be purchased by Intel pursuant to certain provisions of the 1999 Stock Agreement and the 2000 Stock Agreement, each such number of shares as adjusted for stock splits.

      The Second Amendment also provides that the State of Wisconsin Investment Board (“SWIB”) will not be considered an Acquiring Person under the Rights Agreement so long as SWIB and its affiliates and associates do not become the beneficial owner of greater than that number of shares of Common Stock equal to the sum of: (A) 3,616,900 shares of Common Stock, plus (B) the number of shares of Common Stock issuable upon conversion of the Series B Stock purchased by SWIB in connection with the 2000 Stock Agreement; plus (C) such number of additional shares of Common Stock which may be purchased by SWIB and which, when added to the number of shares of Common Stock in clauses (A) and (B) hereunder, shall result in the beneficial ownership at the time of less than 20% of the Common Stock; plus (D) the number of additional shares of Common Stock which may be purchased by SWIB pursuant to certain other provisions of the 2000 Stock Agreement, each such number of shares as adjusted for stock splits; provided, however, that at no time will SWIB and its affiliates and associates become the beneficial owner of 20% or more of the Common Stock of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual meeting of Stockholders of the Company was held on June 16, 2000. The Stockholders of the Company were asked to vote on the following items, and voted as follows:

      Proposal I:  Election of the Board of Directors

	For	Withheld

Norman E. Gaut	34,518,374	710,303

Robert T. Knight	34,513,001	715,676

David B. Levi	34,511,136	717,541

Enzo Torresi	34,520,863	707,814

Carl S. Ledbetter	34,518,710	709,967

Werner Schmucking	34,524,130	704,547

      Proposal II:  To ratify the election of PricewaterhouseCoopers LLP as the Company’s auditors for fiscal year 2000.

For	Against	Abstain

34,888,559	200,162	139,956

Item 5.  Other Information

      Subsequent to the end of the second quarter of 2000, PictureTel sold $21.8 million Series B Preferred Stock (an aggregate of 8,738,000 shares) to investors on July 24, 2000 and on July 25, 2000 PictureTel announced the receiving of a commitment letter from Congress Financial Corporation (“Commitment Letter”). The Commitment Letter provides for an asset based secured revolving credit agreement, with a limit of $35 million, subject to certain lending formulas, thereby providing additional borrowing capacity of $26.5 million.

      See information under Item 2 (Changes in Securities and Use of Proceeds) and elsewhere in this Report and see the Company’s Reports on Form 8-K dated July 14, 2000 and July 31, 2000 relating to the issuance of the Series B Preferred Stock.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

3.1.1	Certificate of Designation, Preferences and Other Rights of the Series B Preference Stock of PictureTel Corporation, consisting of an Amendment to the Certificate of Incorporation filed as Exhibit 2 to Report on Form 8-K, dated July 31, 2000 and hereby incorporated by reference.
3.1.2	Certificate of Decrease to Designation relating to Series A Preference Stock, consisting of an Amendment to the Certificate of Incorporation filed herewith.
4.2.5	Stock Purchase and Investors Rights Agreement dated as of July 13, 2000 as amended by Amendment dated as of July 24, 2000, filed as Exhibit 1 to Report on Form 8-K, dated July 31, 2000 and hereby incorporated by reference.

10.19.2	Amendment No. 1 to the Credit Agreement among PictureTel Corporation and Congress Financial Corporation (New England) and AbleCo Finance LLC, dated May 17, 2000.
10.28	Employment agreement between PictureTel Corporation and Lewis Jaffe, dated June 19, 2000.
10.28.1	Change in Control Agreement by and between PictureTel Corporation and Lewis Jaffe, dated June 19, 2000.
27.1	Financial Data Schedule for the period ended July 1, 2000 as required by Item 601(c) of Regulation S-K.

      (b)  Reports on Form 8-K

1.	The Company filed a Report on Form 8-K dated July 14, 2000, relating to the signing of the Stock Purchase and Investor’s Rights Agreement dated as of July 13, 2000 as amended as of July 24, 2000.

2.	The Company filed a Report on Form 8-K dated July 31, 2000, relating to the issuance and sale of $21.8 million of Series B Preferred Stock (8,738,000 shares) pursuant to the previously announced Stock Purchase and Investors Rights Agreement and relating to an amendment of the PictureTel Rights Agreement, in order to permit the equity transaction.

SIGNATURE

      Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PICTURETEL CORPORATION

/s/ RALPH J. TAKALA

Ralph J. Takala
Chief Financial Officer
(Principal Financial and Accounting Officer)
August 15, 2000

EXHIBIT INDEX

3.1.1	Certificate of Designation, Preferences and Other Rights of the Series B Preference Stock of PictureTel Corporation, consisting of an Amendment to the Certificate of Incorporation filed as Exhibit 2 to Report on Form 8-K, dated July 31, 2000 and hereby incorporated by reference.
3.1.2	Certificate of Decrease to Designation relating to Series A Preference Stock, consisting of an Amendment to the Certificate of Incorporation filed herewith.
4.2.5	Stock Purchase and Investors Rights Agreement dated as of July 13, 2000 as amended by Amendment dated as of July 24, 2000, filed as Exhibit 1 to Report on Form 8-K, dated July 31, 2000 and hereby incorporated by reference.
10.19.2	Amendment No. 1 to the Credit Agreement among PictureTel Corporation and Congress Financial Corporation (New England) and AbleCo Finance LLC, dated May 17, 2000.
10.28	Employment agreement between PictureTel Corporation and Lewis Jaffe, dated June 19, 2000.
10.28.1	Change in Control Agreement by and between PictureTel Corporation and Lewis Jaffe, dated June 19, 2000.
27.1	Financial Data Schedule for the period ended July 1, 2000 as required by Item 601(c) of Regulation S-K.