Form 10-Q
period 2000-09-30
PICTURETEL CORP
filed 2000-11-14
CIK 755095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED)

For the quarterly period ended September 30, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

For the Quarter ended September 30, 2000

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

      As of November 3, 2000, there were outstanding 41,147,797 shares of common stock of the registrant.

PICTURETEL CORPORATION

FORM 10-Q

INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements: Consolidated Balance Sheets September 30, 2000 and December 31, 1999	3

	Consolidated Statements of Operations Three and Nine Months Ended September 30, 2000 and October 3, 1999	4

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2000 and October 3, 1999	5

	Notes to Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

PART I. CONSOLIDATED FINANCIAL INFORMATION

PICTURETEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$18,229	$21,915

Restricted cash and cash equivalents	3,150	1,200

Marketable securities	—	37,787

Accounts receivable, less allowances for doubtful accounts of $3,211 and $5,642 at September 30, 2000 and December 31, 1999, respectively	64,447	77,120

Inventories	28,647	32,930

Other current assets	9,429	12,562

Total current assets	123,902	183,514

Restricted cash	15,850	—

Property and equipment, net	38,651	86,219

Capitalized software costs, net	—	11,341

Goodwill, net	—	4,242

Other assets	4,089	9,554

Total assets	$182,492	$294,870

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$1,394	$196

Accounts payable	19,046	21,681

Accrued compensation and benefits	7,598	10,517

Accrued expenses	37,009	37,518

Current portion of capital lease obligations	644	1,782

Deferred revenue	24,044	28,826

Total current liabilities	89,735	100,520

Capital lease obligations, net of current portion	18,637	54,584

Other noncurrent liabilities	1,407	—

Total liabilities	109,779	155,104

Commitments and contingencies (Notes 6, 7 and 11)

Redeemable convertible preferred stock, $.01 par value (Note 8)	52,134	30,500

Stockholders’ equity:

Preferred stock, $.01 par value; 1,500,000 shares authorized; 0 issued and outstanding at September 30, 2000 and December 31, 1999	—	—

Common stock, $.01 par value; 80,000,000 shares authorized; 41,224,537 and 40,617,634 shares issued and outstanding at September 30, 2000 and December 31, 1999	412	406

Additional paid-in capital	236,087	225,513

Accumulated deficit	(213,526)	(114,780)

Accumulated other comprehensive loss	(1,838)	(1,317)

Treasury stock, 92,065 shares, at cost	(556)	(556)

Total stockholders’ equity	20,579	109,266

Total liabilities, redeemable preferred stock and stockholders’ equity	$182,492	$294,870

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	October 3,	September 30,	October 3,
	2000	1999	2000	1999

Revenue	$69,760	$78,813	$196,251	$240,969

Cost of revenue	48,931	53,883	151,126	164,792

Gross margin	20,829	24,930	45,125	76,177

Operating expenses:

Selling, general and administrative	44,985	28,501	102,371	100,348

Research and development	11,873	15,659	38,922	51,530

Total operating expenses	56,858	44,160	141,293	151,878

Loss from operations	(36,029)	(19,230)	(96,168)	(75,701)

Interest income (expense) net	(1,272)	176	(2,147)	12

Other income, net	126	9,128	955	10,018

Loss before income tax expense (benefit)	(37,175)	(9,926)	(97,361)	(65,671)

Income tax expense (benefit)	(245)	641	1,385	2,698

Net loss	(36,930)	(10,567)	(98,746)	(68,369)

Preferred stock beneficial conversion feature	(6,689)	—	(6,689)	(5,612)

Net loss applicable to common shareholders	$(43,619)	$(10,567)	$(105,435)	$(73,981)

Net loss per common share — basic and diluted	$(1.06)	$(0.26)	$(2.58)	$(1.83)

Weighted average shares outstanding — basic and diluted	40,999	40,426	40,865	40,326

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Nine Months Ended

	September 30,	October 3,
	2000	1999

Cash flows from operating activities:

Net loss	$(98,746)	$(68,369)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	19,262	26,246

Provision for doubtful accounts	473	2,333

Loss on disposal of fixed assets	5,086	—

Provision for inventory obsolescence	10,501	2,851

Write-down of long-lived assets	11,188	—

Reduction in obligation of terminated capital lease	(1,806)	—

Gain on sale of securities	—	(8,495)

Operating charge related to preferred stock issuance	6,207	—

Other non-cash items	—	64

Changes in operating assets and liabilities:

Accounts receivable	10,936	7,151

Inventories	(6,847)	(7,744)

Other current assets	5,462	(4,803)

Accounts payable	(2,162)	(12,623)

Accrued compensation and benefits and accrued expenses	(1,123)	2,203

Deferred revenue	(4,922)	3,699

Net cash used in operating activities	(46,491)	(57,487)

Cash flows from investing activities:

Purchase of marketable securities	(31,262)	(107,849)

Proceeds from sale of marketable securities	69,049	94,063

Purchases of property and equipment	(4,156)	(9,756)

Proceeds from sale of fixed assets	9	12

Proceeds from sale of securities	—	8,495

Net cash provided by (used in) investing activities	33,640	(15,035)

Cash flows from financing activities:

Increase in restricted cash and cash equivalents	(17,800)	(2,500)

Proceeds (payments) on short-term/long-term borrowings	1,217	(855)

Principal payments under capital lease obligations	(1,324)	(3,113)

Purchase of treasury stock	—	(556)

Proceeds from preferred stock issuance	21,845	30,500

Proceeds from exercise of stock options	3,119	1,821

Proceeds from employee stock purchase plan	1,045	790

Net cash provided by financing activities	8,102	26,087

Effect of exchange rate changes on cash	1,063	2,463

Net decrease in cash and cash equivalents	(3,686)	(43,972)

Cash and cash equivalents at beginning of period	21,915	62,642

Cash and cash equivalents at end of period	$18,229	$18,670

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.  Basis of Presentation

      As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all the disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on August 14, 2000.

      In the opinion of the management of PictureTel Corporation, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at September 30, 2000 and December 31, 1999, results of operations for the three and nine months ended September 30, 2000 and October 3, 1999 and changes in cash flows for the nine months ended September 30, 2000 and October 3, 1999.

      The results disclosed in the Consolidated Balance Sheet at September 30, 2000, the Consolidated Statement of Operations for the three and nine months ended September 30, 2000 and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations and required additional financing. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans to continue as a going concern rely heavily on forecasted revenue from new products, which were released in the third quarter of 2000. In addition to the revenue plan, management has obtained an asset-based secured revolving line of credit from Congress Financial Corporation and has obtained an additional $21,845 in convertible Series B Preferred Stock which has been classified as mezzanine financing on the Company’s balance sheet. Management is continuing to identify and implement other actions to improve the Company’s liquidity, including the sale of non-core business assets. While there can be no assurances that these plans will be successful, management believes these actions, if successful, will provide sufficient financial resources for the next twelve months and beyond. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Inventories

      Inventories consist of the following:

	September 30,	December 31,
	2000	1999

Purchased Parts	$3,934	$3,184

Work in Process	2,058	1,157

Finished Goods	22,655	28,589

	$28,647	$32,930

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

      During the first nine months of 2000, the Company recorded a $4,721 charge to reduce inventory to its net realizable value. The charge primarily reflects a reduction in the carrying value of the inventory to its estimated fair market value, based on estimated selling prices, less costs to sell. The inventory write-down is associated with lower than expected sales of PC-based videoconferencing systems, exacerbated by the Company’s transition to its next generation product line, PictureTel Series 900.

3.  Impairment of Long-lived Assets

      Based on continuing operating losses and a change in product strategy for a division of the Company’s videoconferencing products segment, the Company performed a review of its intangible assets including purchased software, tradename, assembled workforce and goodwill. In connection with this review, the Company determined that the carrying value of the goodwill and other intangible assets exceeded its fair value based on Company projections of the discounted future net cash flows from use together with the residual value of these assets. Accordingly, the Company recorded an impairment charge of $11,188 during the first nine months of 2000 ($9,159 and $2,029 during the second and third quarters of 2000, respectively), of which $6,905 is included in cost of revenue and $4,283 is included in selling, general and administrative expense in the Company’s Consolidated Statements of Operations, all of which impacted the Company’s videoconferencing products segment.

4.  Earnings Per Share

      The following table reconciles the numerator and the denominator of the basic and diluted EPS computations shown on the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended

	September 30,	October 3,	September 30,	October 3,
	2000	1999	2000	1999

Basic and Diluted EPS Computation

Numerator:

Net loss	$(36,930)	$(10,567)	(98,746)	$(68,369)

Preferred stock beneficial conversion feature	(6,689)	—	(6,689)	(5,612)

Total	$(43,619)	$(10,567)	$(105,435)	$(73,981)

Denominator:

Weighted average common shares Outstanding	40,999	40,426	40,865	40,326

Basic and diluted EPS	$(1.06)	$(0.26)	$(2.58)	$(1.83)

      Options to purchase shares of the Company’s common stock of 6,521,296 and 7,535,141 were outstanding at September 30, 2000 and October 3, 1999, respectively, but were not included in the computation of diluted EPS because they were antidilutive due to the net losses sustained in 2000 and in 1999. Warrants for 2,723 shares of the Company’s Common Stock, Series A Convertible Preferred Stock of 4,478,708 shares and Series B Convertible Preferred Stock of 8,738,000 shares were outstanding at September 30, 2000, but were not included in the computation of diluted EPS because they were antidilutive due to the loss sustained in 2000 and 1999.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

5.  Comprehensive Loss

      The calculation of comprehensive income includes the loss as reported in the Consolidated Statements of Operations, the gains and losses on foreign currency translation adjustments and unrealized gains and losses on marketable securities.

	Three Months Ended		Nine Months Ended

	September 30,	October 3,	September 30,	October 3,
	2000	1999	2000	1999

Net loss	$(36,930)	$(10,567)	$(98,746)	$(68,369)

Foreign currency translations, net	(230)	2,198	(520)	2,260

Unrealized gains (losses) on marketable securities:

Unrealized losses arising during the period	—	(12)	—	(45)

Less: reclassification adjustment for gains included in net income	—	(9,606)	—	—

Comprehensive loss	$(37,160)	$(17,987)	$(99,266)	$(66,154)

6.  Debt

      The Company entered into a new asset-based secured revolving credit agreement dated August 21, 2000, which will expire on August 21, 2003. The new credit facility provides a revolving credit line of $35,000 with Congress Financial Corporation (New England) (the “Lender”). The Company has $18,095 of outstanding standby letters of credit issued under this agreement as of September 30, 2000. Fees for letters of credit outstanding against this facility are payable at 225 basis points per annum of the face amount. Interest for loans under this facility is payable at 1% above the Lender’s prime rate. The credit agreement is collateralized by all assets of the parent Company and subsidiary borrowers and certain stock of its guarantor subsidiaries. The Company is required to maintain cash collateral equal to 105% in an account held at the Lender of the outstanding obligations or an equal dollar amount of eligible receivables. Cash subject to the cash collateral requirement amounts to $19,000 as of September 30, 2000. Of this $19,000 in restricted cash, $3,150 is classified as current on the Company’s balance sheet. The secured letters of credit expire between April 2001 and June 2001. The credit agreement also contains certain financial covenants, including minimum net worth and working capital requirements. This new credit facility replaces the amended facility entered into in May 2000. A term loan provided by the amended credit facility in the amount $8,500 was paid in full in July 2000 from a portion of the proceeds of the Series B Preferred Stock issued in the third quarter of 2000. (See also Note 8.)

      Local lines of credit are available for short-term advances of up to $1,394 to certain of the Company’s foreign subsidiaries. The agreements require interest payable up to one and three-quarter percent, per annum. Borrowings totaling $1,394 were outstanding against these local lines of credit at September 30, 2000.

      The Company has operating leases for various rented properties. The Company signed an agreement to sublease MultiLink’s former facility at 6 Riverside Drive in Andover, Massachusetts in May 1999, as part of its space consolidation efforts. As of September 30, 2000, the remaining obligation under this operating lease was $7,381. After giving effect to expected sublease income, this obligation is $4,834. In addition, in June 1998, the Company subleased its property at 50 Minuteman Road for a ten-year term. After giving effect to expected sublease income, the remaining obligation under the capital lease was $16,694 at September 30, 2000.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

      Pursuant to an option agreement with the landlord of its facility located at 200 Minuteman Road in Andover, Massachusetts, the Company vacated certain space in the 200 Minuteman facility during the third quarter in exchange for termination of the lease. Under the terms of this agreement, termination charges amounted to $15,142, net of a $1,806 gain on the elimination of the capitalized lease and related liability of $35,760 and $37,566, respectively. The $15,142 net charges included a $3,756 loss on leasehold improvements, $340 real estate commission, $1,419 incremental rent charge, cash payment of $11,433, and the above mentioned $1,806 gain. The Company has also entered into an option agreement, exercisable only by the landlord, with respect to other properties in the Minuteman Park on Minuteman Road in Andover, Massachusetts, whereby letters of credit would be drawn down. As a result, it is anticipated that charges of approximately $9,000 will be incurred and $6,850 in previously restricted cash will be returned to the Company.

7.  Commitments

      In conjunction with a joint development agreement with Sharp Corporation, the Company has agreed to pay up to a maximum amount of $900 for tooling costs at some time in the future and has outstanding commitments as of September 30, 2000 to purchase approximately $20,000 of inventory over the next five quarters.

8.  Redeemable Convertible Preferred Stock

   Preferred Stock

      The Company’s preferred stock is comprised of the following:

	September 30,	December 31,
	2000	1999

	(unaudited)

Redeemable Convertible Preferred Stock:

Series A:

4,500,000 shares authorized, 4,478,708 shares, issued and outstanding at September 30, 2000 and December 31, 1999	$30,500	$30,500

Series B:

9,000,000 shares authorized, 8,783,000 and 0 shares issued and outstanding at September 30, 2000 and December 31, 1999	21,634	—

Total Redeemable Convertible Preferred Stock	$52,134	$30,500

      On July 13, 2000 the Company announced it had agreements with investors to purchase $21,845 (8,738,000 shares at $2.50 per share) of new convertible shares of Series B Preferred Stock. In conjunction with the purchase of convertible Series B Preferred Stock, each investor also received a specified small minority interest in the Company’s subsidiary, 1414c, Inc. The Company determined that the fair value of shares received in the Company’s subsidiary, 1414c, by the investors was insignificant. In addition, in accordance with the convertible Series B Preferred Stock agreement, the Company also entered into a joint venture and hosting agreement with one of the investors. These transactions were completed and the funds became available on July 24, 2000.

      The convertible Series B Preferred Stock is non-voting and preferred with respect to dividend rights and liquidation preference to the Company’s Common Stock. When issued, each share of Series B Preferred Stock, was convertible into one share of common stock, which represents a discount from the fair value of common stock on the date of issuance of $1.50 per share. The value attributable to this conversion right represents an incremental yield, or a beneficial conversion feature. For investors that have a purely financial relationship with the Company, the discount resulting from the allocation of proceeds to the beneficial conversion feature is accreted, using the interest method, from the date of issuance through the date the Series B Preferred Stock is first convertible which is October 13, 2000. The Company has recorded accretion of

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

$6,689 for the three months ended September 30, 2000. This accretion represents a non-cash charge in determination of net loss attributable to common shareholders.

      The investor that entered into a joint venture and hosting agreement with the Company as well as investors that are also employees or directors of the Company are considered to have a business relationship with the Company beyond that of a financial investor. As a result, their investments are considered to involve elements of compensation for goods or services. Therefore, the Company determined the fair value of the beneficial conversion feature associated with these shares to be $6,207, which has been recorded as selling, general and administrative expense for the three months ended September 30, 2000.

      The terms of the convertible Preferred Stock are set forth in the Amendment to the Certificate of Incorporation filed as Exhibit 2 to Report on Form 8-K dated July 31, 2000.

9.  Recently Issued Accounting Pronouncements

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”) as amended by SAB 101B, which is effective no later than the year ending December 31, 2000. SAB 101 clarifies the Securities and Exchange Commission’s views regarding recognition of revenue. The Company will adopt SAB 101 in the fourth quarter of 2000 and is currently evaluating the effects of this pronouncement.

10.  Segment Information

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

	Video-	Video-
	conferencing	conferencing	Audio-
	Products	Services	conferencing	Other	Total

Three months ended September 30, 2000:

Revenue from external customers	$45,942	$17,746	$6,072	—	$69,760

Operating income (loss)	$(12,842)	$2,849	$738	$(26,774)	$(36,029)

Three months ended October 3, 1999:

Revenue from external customers	$56,095	$18,769	$3,949	—	$78,813

Operating income (loss)	$(13,956)	$1,644	$(450)	$(6,468)	$(19,230)

Nine months ended September 30, 2000:

Revenue from external customers	$126,704	$54,152	$15,395	—	$196,251

Operating income (loss)	$(62,812)	$7,058	$(2,007)	$(38,407)	$(96,168)

Nine months ended October 3, 1999:

Revenue from external customers	$175,771	$51,658	$13,540	—	$240,969

Operating income (loss)	$(55,866)	$2,935	$(3,486)	$(19,284)	$(75,701)

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

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

11.  Litigation

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

  B.  RevNet, Inc.

      On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, RevNet, Inc., which has ceased operations. (RevNet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleged that the Company breached an oral contract. RevNet was seeking $200,000 in damages. In addition, after limited discovery under the above named suit, the Company on September 13, 1999 filed a related action in the Circuit Court for Baltimore City, Maryland against RevNet, Inc., Vuecom, Inc. (an entity related to RevNet, Inc.), George Harris IV, George Sandmann and Lou Brown, (PictureTel Corporation v. RevNet, Inc., et al. Civil Action 24-C99-004406) alleging among other things Breach of Contract, Fraudulent Inducement and Securities Fraud. On October 30, 2000 the parties agreed to a settlement of this matter. Under the terms of the settlement, the Company will pay to the RevNet group an immaterial amount over the course of the next twelve months. In return all parties will dismiss all claims and will release the others from all related causes of actions.

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

Business Developments

      During the third quarter of 2000, the Company has continued to develop and execute its business plan, focusing on improving liquidity, disposition of non-core business assets, consolidation opportunities and process improvement.

      On July 24, 2000, the Company consummated a preferred stock transaction resulting in funding of $21,845 through the issuance of Series B convertible preferred shares, which is classified in the mezzanine section of the Company’s balance sheet. In conjunction with the purchase of convertible Series B Preferred Stock, each investor also received a specified small minority interest in a subsidiary of the Company, 1414c, Inc. Additionally, in accordance with the convertible Series B Preferred Stock agreement, the Company entered into a joint venture and hosting agreement with one of the investors. The Company also obtained an asset-based secured revolving line of credit in August 2000, with a limit of $35,000.

      The Company received a letter of intent on July 31, 2000 from a third party to acquire the Company’s Starlight division and related non-core business assets and completed the sale on October 12, 2000. Under the terms of the sales agreement, the buyer has agreed to pay the Company $300 on or before April 9, 2001 and an amount, up to $3,500, based on 50% of the buyer’s net profit over the next two years. In addition, the Company has been granted warrants to purchase up to 2% of the buyer’s outstanding common stock at any time prior to December 31, 2002. The exercise price of the warrants will be set by formula in the future. The Company anticipates that sale of the Starlight assets will reduce its ongoing expenses by approximately $1,800 per quarter. In addition, the Company expects to incur a charge of approximately $1,000 related to this transaction, which will consist primarily of certain retention and lease payments that the Company remains obligated to make. Also, on October 25, 2000, the Company announced the signing of a letter of intent to sell its audioconferencing segment and expects to close the transaction in the fourth quarter of 2000.

      The Company has continued to seek out consolidation opportunities. During the third quarter of 2000, the Company consummated an option agreement with the landlord of its facility located at 200 Minuteman Road in Andover, Massachusetts, whereby the Company vacated certain space in the 200 Minuteman facility during the third quarter in exchange for termination of the lease on that facility. As a result of this agreement, lease termination charges amounted to $15,142 and restricted cash and deposits amounting to approximately $4,000 were returned to the Company as available funds. The Company anticipates an annual reduction of approximately $4,500 in rent and related costs will result from this consolidation.

      The third quarter 2000 net loss of $36,930 includes $25,500 of charges, which consists of an impairment charge of $2,029, lease termination costs of $15,142, a write-down of capitalized costs related to Web-site development of $1,205, severance charges of $917 and $6,207 in costs associated with the beneficial conversion feature of the Series B preferred stock issuance. Without these charges, the net loss would have decreased $17,384 to $11,430 as compared to prior quarter loss of $28,814, which excludes an asset impairment charge of $9,159 taken during the second quarter of 2000. The Company continues to pursue opportunities focusing on consolidation and process improvements.

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

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of revenue for certain items in the Company’s Consolidated Statements of Operations for each period:

	Three Months Ended		Nine Months Ended

	September 30,	October 3,	September 30,	October 3,
	2000	1999	2000	1999

Revenue	100%	100%	100%	100%

Cost of revenue	70.2	68.4	77.0	68.4

Gross margin	29.8	31.6	23.0	31.6

Selling, general and administrative	64.5	36.2	52.2	41.6

Research and development	17.0	19.8	19.8	21.4

Total operating expenses	81.5	56.0	72.0	63.0

Loss from operations	(51.7)	(24.4)	(49.0)	(31.4)

Interest expense, net	(1.8)	0.2	(1.1)	—

Other income, net	0.2	11.6	0.5	4.1

Loss before income tax expense (benefit)	(53.3)	(12.6)	(49.6)	(27.3)

Income tax expense (benefit)	(0.4)	0.8	0.7	1.1

Net loss	(52.9)	(13.4)	(50.3)	(28.4)

Preferred stock beneficial conversion feature	(9.6)	—	(3.4)	(2.3)

Net loss applicable to common shareholders	(62.5)	(13.4)	(53.7)	(30.7)

Three Months Ended September 30, 2000 Compared to Three Months Ended October 3, 1999

      Revenue. Consolidated third quarter 2000 revenue of $69,760 decreased $9,053, or 12%, from third quarter 1999 revenue. Videoconferencing products revenue included revenue from the PictureTel 900 series, which began shipping on August 14, 2000, while revenue from legacy products declined during the quarter. Service revenue decreased during the third quarter as compared to 1999, primarily due to lower sales of spare parts and customer integration services. An increase in the audioconferencing segment’s (MultiLink’s) revenue was the result of new product sales related to the segment’s new high-capacity audio bridge. Revenue from sales to foreign markets was approximately 36% and 41% of total revenue during the third quarters of 2000 and 1999, respectively.

      Gross Margin. Overall third quarter 2000 gross margin of $20,829 declined $4,101, or 17%, from prior year levels and represented 30% of revenue versus 32% in the third quarter of 1999. Lower unit sales, lower average selling prices for videoconferencing products, and an impairment charge of $1,885 to write-down purchased software were primarily responsible for the decreased margin percentage.

      Operating Expenses. Third quarter 2000 operating expenses of $56,858 increased $12,698, or 29%, from comparable prior year levels. Special charges totaling $23,615 were included in operating expenses for the third quarter of 2000. These charges included $15,142 in lease termination costs associated with the Company’s 200 Minuteman facility, a $1,205 write-off of capitalized costs related to Web development, $917 of severance charges, $6,207 for costs associated with the beneficial conversion feature of the preferred stock issuance and $144 of impairment charges related to the write-down of tradename and assembled workforce for a division of the Company’s videoconferencing products segment. Without these charges, operating expenses declined $10,917, or 25% as compared to third quarter of 1999 due to cost reduction initiatives taken by the Company.

      Income Taxes. The Company’s effective income tax rate was (0.7)% in the third quarter of 2000 compared to 6.5% in the third quarter of 1999. The tax rate in both periods relates to state and foreign taxes.

  Videoconferencing Products, Videoconferencing Services and Audioconferencing Segments

      Videoconferencing Products. Third quarter 2000 revenue for this segment, which develops, manufactures, and markets visual communications systems and collaboration software, totaled $45,942. This represents a $10,153, or 18%, decrease from third quarter 1999 levels. Videoconferencing system units sold during the third quarter were 44% lower than the prior year. However, units sold of larger group systems increased by 60% from the prior year third quarter, primarily due to sales of the PictureTel 900 Series units, which began shipping August 14, 2000. Total group system volume decreased by 11% due to lower compact system sales. Lower-end desktop/personal system volume decreased by 65% due primarily to end of life with respect to certain products.

      The videoconferencing products segment generated a $12,842 operating loss during the third quarter of 2000 compared to a $13,956 operating loss in the third quarter of 1999.

      Videoconferencing Services. The videoconferencing services segment provides maintenance as well as professional consulting, integration and management services for videoconferencing products sold by the Company and its competitors. Third quarter revenue decreased from $18,769 in 1999 to $17,746 in 2000, a decrease of 6%. Lower sales of spare parts and custom integration services accounted for the majority of the revenue decrease. Maintenance revenue decreased 7% from prior year levels.

      Segment operating income was $2,849 during the third quarter of 2000 compared with operating income of $1,644 in the comparable prior year period, as a result of cost reduction initiatives implemented during 2000.

      Audioconferencing (MultiLink). The audioconferencing segment develops, manufactures, markets and services multipoint audioconferencing control units. Segment revenue for the third quarter of 2000 totaled $6,072 compared with revenue of $3,949 during the third quarter of 1999. Sales of the new System 700 audio bridge, which was introduced in December of 1999, contributed to the increased revenue.

      Operating income increased from a loss of $450 in 1999’s third quarter to an operating income of $738 in the third quarter of 2000. The increase in operating income is due to both an increase in revenue and a decrease in operating expenses.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended October 3, 1999

      Revenue. Total revenue of $196,251 decreased $44,718, or 19%, in the nine months ended September 30, 2000 compared to the comparable nine months of 1999. Earlier in 2000, videoconferencing products revenue was impacted by customer deferrals of orders, while awaiting the introduction of new products in the third quarter of 2000. The PictureTel 900 Series began shipping on August 14, 2000. Service revenue continued to grow during the first nine months of 2000, as the result of increased sales of spare parts, customer integration services and hosting of multipoint videoconference calls. Audioconferencing (MultiLink) segment revenue during the first nine months of 2000 grew as compared to the first nine months of 1999 as a result of sales from the new System 700, which was introduced in December of 1999. Revenue from sales to foreign markets decreased 4% during the nine months ended September 30, 2000 as compared to the same period in 1999, and represented 43% of total sales.

      Gross Margin. Overall gross margin declined $31,052 to $45,125 in the nine months ended September 3, 2000 compared to the comparable period in 1999. Gross margin as a percentage of revenue declined to 23% from 32% for the period ended September 30, 2000 as compared to the comparable period in 1999. Lower unit sales and lower average selling prices for videoconferencing products, together with charges of $6,006 necessary to reduce inventory to net realizable value and an impairment charge of $6,905 to write-down purchased software, were primarily responsible for the decreased margin percentage.

      Operating Expenses. Operating expenses for the first nine months of 2000 totaled $141,293, representing a decline of $10,585, or 7%, compared to the first nine months of 1999. Based on continuing operating losses and a change in product strategy for a division of the Company’s videoconferencing products segment, impairment charges of $4,283 related to the write-down of goodwill, tradename and assembled workforce are included in operating expenses during the nine-month period in 2000. Also included in operating expenses for the first nine months of 2000 were special charges totaling $23,471 including $15,142 in lease termination costs associated the Company’s 200 Minuteman facility, a $1,205 write-off of capitalized costs related to Web development, $917 of severance charges and $6,207 for costs associated with the beneficial conversion feature of the preferred stock issuance. Included in the comparable nine-month period in 1999 were $6,976 of special charges related to headcount reductions and real estate consolidation actions. Without these charges, operating expenses declined $31,363, or 22%, during the nine-month period in 2000 compared to the comparable period in 1999 due to cost reduction initiatives taken by the Company.

      Income Taxes. The Company’s effective income tax rate for the nine months ended September 30, 2000 was 1.4% as compared with 4.1% for the comparable period in 1999. The effective tax rate in both years relates to foreign and state taxes.

  Videoconferencing Products, Videoconferencing Services and Audioconferencing Segments

      Videoconferencing Products. Videoconferencing product revenue totaled $126,704 for the first nine months of 2000, which represents a $49,068, or 28%, decrease from the first nine months of 1999. Segment revenue for the nine-month period of 2000 was impacted by customer deferrals of orders, while awaiting the introduction of new products in the third quarter of 2000.

      Total videoconferencing system units sold during the first nine months of 2000 were down 12% versus the prior year. Performance system volume decreased by 31%, while desktop/personal system volume was flat. Units sold of larger group systems declined 47%, due to lower Concorde and Venue sales, offset in part by System 900 sales during the latter half of the third quarter. Compact system sales decreased by 28%.

      The videoconferencing products segment operating loss increased to $62,812 during the first nine months of 2000 compared to $55,866 operating loss during the first nine months of 1999. Declining revenue, on a year-to-year basis, combined with special charges related to inventory and intangible asset write-downs in the first half of 2000, contributed to the increased operating loss.

      Videoconferencing Services. Videoconferencing service revenue grew from $51,658 during the first nine months of 1999 to $54,152 during the first nine months of 2000, a 5% increase. The revenue growth resulted from increased sales of spare parts, custom integration services, and hosting of multipoint videoconference calls for customers. Maintenance service revenue declined slightly during the first nine months of 2000 compared to the same period in the prior year due to lower product sales.

      Segment operating income for the first nine months of 2000 was $7,058 compared with $2,935 in the same prior year period, an increase of $4,123, or 140%, as a result of cost reduction initiatives implemented during 2000.

      Audioconferencing (MultiLink). Revenue for the first nine months of 2000 increased to $15,395 compared to $13,540 during the first nine months of 1999. The launch of the System 700 is responsible for the increase.

      Operating income improved to a loss of $2,007 for the first nine months of 2000 from an operating loss of $3,486 for the first nine months of 1999, representing a 42% decrease. Sales of the new System 700 audio bridge, which was introduced in December of 1999, along with cost reductions contributed to the loss improvement.

Liquidity and Capital Resources

      At September 30, 2000, the Company had $18,229 in cash and cash equivalents. Operating activities used $46,491 of cash during the first nine months of 2000 compared with a $57,487 usage in the comparable period in 1999. Funding operating losses in excess of non-cash expense was a primary use of cash during both periods. The Company generated $1,344 of cash from working capital during the first nine months of 2000 compared to using $12,117 of cash for working capital in the comparable period of 1999. The Company paid $1,697 of accrued severance and restructuring charges during the first nine months of 2000 and had a remaining accrual in the amount of $1,407 for such items as of September 30, 2000 that will be paid over the next eleven months.

      Investing activities provided $33,640 of cash in the first nine months of 2000 compared with a $15,035 usage in the comparable prior year period. Changes in marketable securities balances is the principal reason for both results. In addition, capital expenditures of $4,156 for the first nine months of 2000 were less than 50% of the comparable 1999 figure of $9,756, as the Company has sharply curtailed spending.

      Financing activities provided $8,102 of cash in the first nine months of 2000 as compared to $26,087 in the prior year comparable period, primarily due to an increase in restricted cash balances.

      Cash utilization continues to be a major concern for the Company. During the nine months ended September 30, 2000, net cash decreased $3,686 compared to a net cash decrease of $43,972 for the comparable period in 1999. During 2000, the Company completed additional debt financing on August 21, 2000 and received additional funding from a preferred stock issuance, which closed on July 24, 2000.

      The Company entered into a new asset-based secured revolving credit agreement dated August 21, 2000, which will expire on August 21, 2003. The new credit facility provides a revolving credit line of $35,000 with Congress Financial Corporation (New England). The Company has $18,095 of outstanding standby letters of credit issued under this agreement as of September 30, 2000. Fees for letters of credit outstanding against this facility are payable at 225 basis points per annum of the face amount. Interest for loans under this facility are payable at 1% above the banks prime rate. The credit agreement is collateralized by all assets of the parent Company and subsidiary borrowers and certain stock of its guarantor subsidiaries. The Company is required to maintain cash collateral equal to 105% in an account held at the lender of the outstanding obligations or an equal dollar amount of eligible receivables. Cash subject to the cash collateral requirement amounts to $19,000 as of September 30, 2000. Of this $19,000 in restricted cash, $3,150 is classified as current on the Company’s balance sheet. The secured letters of credit expire between April 2001 and June 2001. The credit agreement also contains certain financial covenants, including minimum net worth and working capital requirements. This new credit facility replaces the amended facility entered into in May 2000. A term loan provided by the amended credit facility in the amount $8,500 was paid in full in July 2000.

      In addition, on July 13, 2000 the Company announced it had agreements with investors to purchase $21,845 (8,738,000 shares at $2.50 per share) of new convertible shares of Series B Preferred Stock. In conjunction with the purchase of convertible Series B Preferred Stock, each investor also received a specified small minority interest in the Company’s subsidiary, 1414c, Inc. In addition, in accordance with the convertible Series B Preferred Stock agreement, the Company also entered into a joint venture and hosting agreement with one of the investors. These transactions were completed and the funds became available on July 24, 2000. The Company used $8,500 of the proceeds of this stock sale to pay off its $8,500 term loan and expects to use the balance of the proceeds for working capital and necessary operational expenses.

      Local lines of credit are available for short-term advances of up to $1,394 to certain of the Company’s foreign subsidiaries. The agreements require interest payable up to one and three-quarter percent, per annum. Borrowings totaling $1,394 were outstanding against these local lines of credit at September 30, 2000.

      The Company has operating leases for various rented properties. The Company signed an agreement to sublease MultiLink’s former facility at 6 Riverside Drive in Andover, Massachusetts in May 1999 as part of its space consolidation efforts. As of September 30, 2000, the remaining obligation under this operating lease was $7,381. After giving effect to expected sublease income, this obligation is $4,834. In addition, in June 1998, the Company subleased its property at 50 Minuteman Road for a ten-year term. After giving effect to expected sublease income, the remaining obligation under the capital lease was $16,694 at September 30, 2000.

      Pursuant to an option agreement with the landlord of its facility located at 200 Minuteman Road in Andover, Massachusetts, the Company vacated certain space in the 200 Minuteman facility during the third quarter in exchange for termination of the lease. Under the terms of this agreement, termination charges amounted to $15,142, net of a $1,806 gain on the elimination of the capitalized lease and related liability of $35,760 and $37,566, respectively. Of the $15,142 in charges, $11,433 was cash paid during the quarter. The Company has also entered into an option agreement, exercisable only by the landlord, with respect to other properties in the Minuteman Park on Minuteman Road in Andover, Massachusetts, whereby letters of credit would be drawn down. As a result, it is anticipated that charges of approximately $9,000 will be incurred and $6,850 in previously restricted cash will be returned to the Company.

      The Company received a report from its independent accountants for the year ended December 31, 1999 containing an explanatory paragraph stating that our recurring losses and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Moreover, management’s plans to continue as a going concern rely heavily on forecasted revenue from new products being jointly developed with Intel Corporation, new multi-media applications services, and enhanced compact videoconferencing systems. The Company’s new PictureTel Series 900 system began shipping on August 14, 2000. Under generally accepted auditing standards, the Company’s auditors had concluded that they were unable to rely on future revenue from these new products and services in evaluating the achievability of management’s plan to continue as a going concern. In addition to the revenue plan, management has obtained an asset-based secured revolving line of credit from Congress Financial Corporation, as discussed above, and has obtained an additional $21,845 in convertible Series B Preferred Stock which has been classified as mezzanine financing on the Company’s balance sheet. Management is continuing to identify and implement other actions to improve the Company’s liquidity, including the sale of non-core business assets. While there can be no assurances that these plans will be successful, management believes these actions, if successful, will provide sufficient financial resources for the next twelve months and beyond.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”) as amended by SAB 101B, which is effective no later than the year ending December 31, 2000. SAB 101 clarifies the Securities and Exchange Commission’s views regarding recognition of revenue. The Company will adopt SAB 101 in the fourth quarter of 2000 and is currently evaluating the effects of this pronouncement.

Risk Factors Which May Affect Future Results

      The following risk factors relating to the business of PictureTel and certain forward-looking statements contained herein should be considered by current and prospective investors of PictureTel stock. These factors should be considered in conjunction with other information contained in this document.

      New Products, Cost Reductions, Technological Change, and Evolving Markets. The Company is engaged in an industry that continues to innovate as a result of extensive research and development efforts and which brings to market new, more technologically advanced products introduced on an accelerated basis. Simultaneously, the larger telecommunications market is in a heightened competitive state due to deregulation throughout the world. In order to maintain its market share in this fast-paced emerging market, the Company must continue to introduce, through internal development or by acquisition, joint venture or other collaborative arrangements, significant innovative, technologically leading and cost-competitive products. There can be no assurance that such new products will continue to be introduced by the Company, or if introduced, will be accepted by the market and its customers. In January 1999, the Company entered into a distribution and joint product development agreement with Intel Corporation. The two companies have jointly developed videoconferencing and collaborative products based on a common PC-based technology platform. On August 14, 2000, the Company began shipping the resulting product (known as the 900 Series). However, there can be no assurance that the products produced by this partnership will be accretive to the Company’s results of operations and financial condition, or if accretive will, by themselves return the Company to profitability. In addition to offering products that operate in an integrated service digital network (ISDN) environment, the Company and its competitors are exploring new technologies and networks, such as the Internet and corporate intranets or LANs, for delivering videoconferencing and data collaboration services. The industry standards for such new technologies and networks, however, are still in the early stages of development, which the Company believes has led to customer uncertainty and, accordingly, a slowdown in the growth of the general market for videoconferencing products. As a result of customer preferences, the Company continues to experience a shift in its sales model to videoconferencing systems with lower average selling prices. There can be no assurance that the Company will be successful in implementing cost reductions for all of its products or in developing and marketing suitable new products and related services with attractive margins for these new technologies and networks. The possible transition, migration and/or convergence of technologies is difficult to predict and could have profound implications for the industry and the business of the Company. Further, there is significant risk that existing products could be rendered obsolete due to changing technology. The Company’s failure to develop and market new products on a timely basis or to enhance its existing products or to respond effectively to technological changes, new industry standards or product announcements by competitors could have a material adverse effect on the Company’s business, financial condition and results of operations. In April 2000, the Company announced the formation of its 1414c subsidiary. 1414c, Inc., a wholly-owned subsidiary, has the objective of providing application service providers (ASPs) access to a broad range of IP-based interactive communication solutions. These solutions will enable ASPs to provide rapid Web access to streaming, videoconferencing, Voice-over-IP, and other Web-enabled interactive solutions such as call scheduling and launching. There can be no assurance that 1414c will deliver these services in a manner acceptable to its customers.

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

      Recent History of Losses. Losses from operations were $36,029 and $19,230 for the third quarter of 2000 and 1999, respectively, representing an 87% increase in losses from operations. For the first nine months of 2000, the Company reported a 19% decrease in revenue as compared to the first nine months of 1999. Losses from operations for the first nine months of 2000 were $96,168 as compared with $75,701 for the first nine months of 1999.

      The Company’s revenue decreased 20% during fiscal year 1999 as compared to fiscal year 1998 and decreased 13% between fiscal year 1998 and fiscal year 1997. Losses from operations were $90,284, $23,650 and $56,850 in 1999, 1998 and 1997, respectively.

      Continued negative operating results could adversely impact the Company’s relationship with customers, vendors and employees, as well as its liquidity and ability to remain in compliance with covenants under its revolving credit agreement. The Company received a report from its independent accountants for the year ended December 31, 1999 containing an explanatory paragraph stating that our recurring losses and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Management’s plans to continue as a going concern rely heavily on forecasted revenue from new products which have been jointly developed with Intel Corporation, new multi-media applications services, and enhanced compact videoconferencing systems. On August 14, 2000, the Company began shipping its new 900 Series products, which are the first products resulting from the joint development effort with Intel Corporation. However, there can be no guarantee that such revenue increase will occur or will be sufficient to meet the Company’s needs. In addition to the revenue plan, on July 24, 2000, the Company raised additional funding by selling $21,845 of Convertible Series B Preferred Stock to Intel Corporation, State of Wisconsin Investors Board, Halpern Denny Fund II, L.P. and 12 directors and senior managers of the Company. Of the proceeds, $8,500 was used to pay off an $8,500 term loan. On August 21, 2000, the Company entered into a credit agreement with Congress Financial Corporation to provide the Company with an asset-based secured revolving credit line with a limit of $35,000, which would provide the Company with an additional $26,500 in borrowing capacity. However, there is no guarantee that either of these two recent efforts (and other actions the Company may take to improve the Company’s liquidity, including the sale of non-core business assets) will be sufficient to meet the Company’s needs.

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

      Potential Fluctuations of Quarterly Operating Results. The majority of the Company’s revenue in each quarter result from orders booked in that quarter, and a substantial portion of the Company’s orders and shipments typically occur during the last weeks of each quarter such that forecasting of revenue and product mix is both complex and difficult. Unanticipated variations in the timing of receipt of customer orders in any quarter may produce significant fluctuations in quarterly revenue. As a result, a shortfall in revenue compared to internal expectations may not evidence itself until late in the quarter and any resulting impact on earnings may not be determinable until several weeks after the end of the quarter. The Company’s ability to maintain or increase net revenue depends upon its ability to increase unit volume sales. There can be no assurance that the Company will be able to increase or to maintain the current level of unit volume sales. Other factors which may cause period-to-period fluctuations in operational results include the timing of new product announcements and introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company’s products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, and general economic factors such as the recent decline in the value of the EURO.

      International Operations. Revenue related to international operations of the Company totaled approximately 36% and 41% of total revenue for the third quarters of 2000 and 1999, respectively. Revenue related to international operations of the Company totaled approximately 43% and 47% of total revenue for the nine-month period ended September 30, 2000 and October 3, 1999, respectively. Management of the Company expects international revenue to continue to constitute a significant portion of total revenue in future periods. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, financial condition, results of operations or cash flows could be materially adversely affected. The Company’s sales to international distributors are denominated in U.S. dollars in order to minimize risks associated with fluctuating foreign currency rates. An increase in the value of the U.S. dollar relative to other currencies, however, has and could continue to make the Company’s product more expensive and, therefore, potentially less competitive in foreign markets. Sales by the Company’s foreign subsidiaries are generally made in the foreign subsidiary’s local currency, in which case fluctuations in the value of the U.S. dollar relative to such other currencies could have a material adverse effect on the operating results of the Company. Currently, the Company employs various currency hedging strategies to reduce these risks. There can be no assurance that the above factors will not have a material adverse effect on the Company’s future international sales and, consequently, on its business, financial condition, results of operations or cash flows.

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

      Dependence on Key Personnel. On August 31, 1999, the Company announced that Dr. Norman Gaut had succeeded Bruce R. Bond as Chairman of the Board, CEO and President of the Company. In February 1998, Mr. Bond had earlier succeeded Dr. Gaut as Chief Executive Officer and President, and had been elected Chairman of the Board in June 1998. At that time, Dr. Gaut had retired as an active employee while remaining a member of the Board of Directors. Dr. Gaut accepted this 1999 position at a difficult time for the Company. On June 19, 2000, Mr. Lewis Jaffe became President and Chief Operating Officer of the Company, while Dr. Gaut remained Chairman and Chief Executive Officer. The Company appointed Mr. Ralph Takala, a principal of Altman and Associates as its interim Chief Financial Officer on June 15, 2000 following the resignation of its previous Chief Financial Officer. The Company depends on a limited number of key senior management personnel, including Norman Gaut; Lewis Jaffe; Ralph Takala; Jon Kosheff, Vice President, Operations; Edward Semonite, Vice President, Marketing; Amit Akkad, Vice President of Services; Robert Byrnes, Group Vice President for Emerging Products; and W. Robert Kellegrew, Jr., Vice President, General Counsel and Treasurer. There has been and continues to be considerable turnover in the Company’s senior management team over the past several years, and the loss of the services of one or more of the Company’s senior management team or the inability to attract, retain, motivate and manage additional key personnel could have a material adverse effect on the business, financial condition or operating results of the Company. In addition, the Company continues to experience significant voluntary employee attrition from engineering and other departments. There is no assurance, given the competitive nature of the current job market, that the Company will be able to adequately fill the open positions.

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

  B. RevNet, Inc.

      On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, RevNet, Inc., which has ceased operations. (RevNet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleged that the Company breached an oral contract. RevNet was seeking $200 million in damages. In addition, after limited discovery under the above named suit, the Company on September 13, 1999 filed a related action in the Circuit Court for Baltimore City, Maryland against RevNet, Inc., Vuecom, Inc. (an entity related to RevNet, Inc.), George Harris IV, George Sandmann and Lou Brown, (PictureTel Corporation v. RevNet, Inc., et al. Civil Action 24-C99-004406) alleging among other things Breach of Contract, Fraudulent Inducement and Securities Fraud. On October 30, 2000 the parties agreed to a settlement of this matter. Under the terms of the settlement, the Company will pay to the RevNet group an immaterial amount over the course of the next twelve months. In return all parties will dismiss all claims and will release the others of all related causes of actions.

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

Item 5.  Other Information

      Loan and Security Agreement

      On August 22, 2000 the Company entered into a $35 million Loan and Security with Congress Financial Corporation (New England), as more fully described in Note 6 (Debt) to the Consolidated Financial Statements in Part I of this report, which is hereby incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

3.1.1	Certificate of Designation, Preferences and Other Rights of the Series B Preference Stock of PictureTel Corporation, consisting of an Amendment to the Certificate of Incorporation filed as Exhibit 2 to Report on Form 8-K, dated July 31, 2000 and hereby incorporated by reference.
4.2.4	Stock Purchase and Investors Rights Agreement dated as of July 13, 2000 as amended by Amendment dated as of July 24, 2000, filed as Exhibit 1 to Report on Form 8-K, dated July 31, 2000 and hereby incorporated by reference.
10.19.3	$35 million Loan and Security Agreement dated August 22, 2000, by and between Congress Financial Corporation (New England), PictureTel Corporation and certain subsidiaries of PictureTel Corporation, filed as Exhibit 1 to report on Form 8-K, dated August 30, 2000 and hereby incorporated by reference.
10.29	Employment agreement between PictureTel Corporation and Edward Semonite dated September 15, 2000, filed herewith.
10.30	Employment agreement between PictureTel Corporation and Jonathan Kosheff dated September 15, 2000, filed herewith.
27.1	Financial Data Schedule for the period ended September 30, 2000 as required by Item 601(c) of Regulation S-K.

      (b)  Reports on Form 8-K

      The Company filed a Report on Form 8-K dated July 14, 2000, relating to the signing of the Stock Purchase and Investor’s Rights Agreement dated as of July 13, 2000 as amended as of July 24, 2000.

      The Company filed a Report on Form 8-K dated July 31, 2000, relating to the issuance and sale of $21.8 million of Series B Preference Stock (8,738,000 shares) pursuant to the previously announced Stock Purchase and Investors Rights Agreement and relating to an amendment of the PictureTel Rights Agreement, in order to permit the equity transaction.

      The Company filed a Report on Form 8-K dated August 30, 2000 relating to entering into of a $35 million Loan and Security Agreement dated August 22, 2000, by and between Congress Financial Corporation (New England), PictureTel Corporation and certain subsidiaries of PictureTel Corporation.

SIGNATURE

      Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PICTURETEL CORPORATION

/s/ RALPH J. TAKALA

Ralph J. Takala
Chief Financial Officer
(Principal Financial and Accounting Officer)
November 14, 2000

EXHIBIT INDEX

3.1.1	Certificate of Designation, Preferences and Other Rights of the Series B Preference Stock of PictureTel Corporation, consisting of an Amendment to the Certificate of Incorporation filed as Exhibit 2 to Report on Form 8-K, dated July 31, 2000 and hereby incorporated by reference.
4.2.4	Stock Purchase and Investors Rights Agreement dated as of July 13, 2000 as amended by Amendment dated as of July 24, 2000, filed as Exhibit 1 to Report on Form 8-K, dated July 31, 2000 and hereby incorporated by reference.
10.19.3	$35 million Loan and Security Agreement dated August 22, 2000, by and between Congress Financial Corporation (New England), PictureTel Corporation and certain subsidiaries of PictureTel Corporation, filed as Exhibit 1 to report on Form 8-K, dated August 30, 2000 and hereby incorporated by reference.
10.29	Employment agreement between PictureTel Corporation and Edward Semonite, dated September 15, 2000, filed herewith.
10.30	Employment agreement between PictureTel Corporation and Jonathan Kosheff, dated September 15, 2000, filed herewith.
27.1	Financial Data Schedule for the period ended September 30, 2000 as required by Item 601(c) of Regulation S-K.