Form 10-K405
period 2000-12-31
PICTURETEL CORP
filed 2001-04-17
CIK 755095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

or

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

Common Stock

(Title and Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes     No

      Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this
Form 10-K.

      The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of March 9, 2001 was $140,313,102. On such date, the average of the high and low price of the Common Stock was $3.13 per share. The Registrant has 45,095,941 shares of Common Stock outstanding as of March 9, 2001.

Documents Incorporated by Reference

      Portions of the definitive 2001 Proxy Statement in connection with the Annual Meeting of Stockholders to be held June 14, 2001 are incorporated by reference into Part III.

      A list of all Exhibits to this Annual Report on Form 10-K is located at 47 through 51.

PART II
PRICE RANGE OF COMMON STOCK
DIVIDEND POLICY
SELECTED FINANCIAL DATA
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
PART III
PART IV
SIGNATURES
EX-3.1.1.1 CERTIFICATE OF DECREASE
EX-10.6.3 CHANGE IN CONTROL AGREEMENT
EX-10.29.1 CHANGE IN CONTROL AGREEMENT
EX-10.30.1 CHANGE IN CONTROL AGREEMENT
EX-10.31 EMPLOYMENT AGREEMENT
EX-10.31.1 CHANGE IN CONTROL AGREEMENT
EX-10.32 EMPLOYMENT AGREEMENT
EX-10.32.1 CHANGE IN CONTROL AGREEMENT
EX-10.33 CHANGE IN CONTROL AGREEMENT
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23 CONSENT OF PRICEWATERHOUSECOOPERS LLP

Item 1.  Business

      PictureTel Corporation (the “Company” or “PictureTel”) is a world leader in developing, manufacturing and marketing a full range of visual and audio collaboration solutions. Visual collaboration employs videoconferencing, video streaming and data collaboration technologies to facilitate productive meeting environments that may incorporate video, audio, and real-time and archived multimedia data. The Company’s products and services enable businesses, schools, medical facilities, government and other organizations to eliminate the barrier of distance so they can work together more effectively. PictureTel markets a complete line of videoconferencing systems, multi-location servers, peripheral equipment and a full suite of enterprise-wide services.

      PictureTel is organized into two business segments. The business segments are videoconferencing products and videoconferencing services. The videoconferencing products’ direct sales organization and its worldwide sales channels currently also sell certain videoconferencing services’ offerings.

      PictureTel is a Delaware corporation organized in 1984, with executive offices at 100 Minuteman Road, Andover, Massachusetts 01810 (telephone: 978-292-5000).

Videoconferencing Products

      The benefits of PictureTel’s business since the Company’s inception in 1984 has been the delivery of business solutions which improve productivity and quality of life by enhancing remote communications and reducing the costs and hassle of travel. PictureTel’s core business has evolved into development, manufacture and marketing of a complete line of full-featured videoconferencing systems. PictureTel’s videoconferencing systems deliver full-color video and high fidelity, FM radio-caliber audio, so customers can enjoy a natural, productive meeting environment whether they are in the same office complex or halfway around the world from each other. The video and audio signals are transmitted over either digital telephone lines, most often ISDN (Integrated Services Digital Network) lines, which are part of the public switched telephone network, or networks that use the Internet Protocol (IP). PictureTel has been, and remains, the world technology leader in its industry with more than twelve thousand organizations around the world using PictureTel systems to conduct face-to-face meetings with colleagues, partners, suppliers, customers and others.

      The Company delivers a complete portfolio of products to the marketplace and its channels, so that the videoconferencing solution can be integrated into various network environments, expanded to multipoint conferencing, and customized for vertical and specialized applications and markets. The videoconferencing elements are developed by PictureTel and the peripheral elements are typically outsourced to third party manufacturers.

      PictureTel’s group videoconferencing systems was completely overhauled from 1997 to 2000 and the resulting breakthrough development (iPower™ architecture) was introduced to the market in mid 2000. iPower enables PictureTel to deliver to the market a range of products at a range of price points using a common software and hardware base. The PictureTel 900 Series was the first product using iPower. iPower is a completely new business tool which combines state of the art videoconferencing with easy information sharing and with typical meeting room tools and applications found in a conference room for extended value even when videoconferencing is not being used. The Company also continues to market its appliance type (single purpose) set-top videoconferencing system, the PictureTel 760XL™. This model has roots back to 1996 when PictureTel created the compact category of videoconferencing with the introduction of SwiftSite™, the world’s first compact videoconferencing system. SwiftSite — and its follow-on SwiftSite II™ and PictureTel 760XL™ models — deliver high-quality performance in a simple, portable and affordable package. These compact-class products, which sit on top of the monitor to which they are connected, are optimized for use in smaller offices. They have proven popular in field sales offices, franchises and other similar locations where they can complement the larger group systems deployed at headquarters and other larger sites. The Company also markets Intel Corporation’s TeamStation™, a PC-based videoconferencing system capable of operating on ISDN and IP networks, under the terms of an exclusive distribution agreement.

      PictureTel also has a complete line of personal or desktop videoconferencing systems. These systems, which add videoconferencing capabilities to standard personal computers, are suited for use by individuals who not only need to videoconference with one or more sites, but also share any number of PC documents through the systems data-conferencing capabilities. PictureTel’s desktop systems run on the most popular Microsoft® operating systems. PictureTel introduced its first PC-based personal systems in 1994, when that segment of the market was emerging. PictureTel’s personal systems operate in much the same way as the Company’s group systems. PictureTel markets several different models of personal videoconferencing systems under the PictureTel 550™ Personal Videoconferencing system brand. These systems operate over both ISDN lines and networks that use the Internet Protocol. Using IP network capabilities enables the systems to operate over many different types of IP-based networks, including Ethernet local area networks (LANs). These IP-based systems, which are becoming an increasingly significant part of PictureTel’s product line, are expected to play an even more prominent role in the future of PictureTel and the videoconferencing industry in general.

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

      PictureTel systems support international standards for videoconferencing. H.320 is the international standard for ISDN-based videoconferencing and H.323 is the standard for IP-based videoconferencing. PictureTel products also support T.120, the international standard for data collaboration. PictureTel has been a staunch supporter of and contributor to worldwide videoconferencing standards. PictureTel co-authored the H.323 standard and has contributed portions of the H.320 and T.120 standards as well. PictureTel authored the new G.722.1 audio compression algorithm and has licensed this technology to Microsoft, Nortel and others. PictureTel’s commitment to industry standards gives its customers the peace of mind that their PictureTel systems will interoperate with any other manufacturer’s standards-based systems. In a PictureTel-to-PictureTel operating environment, users can take advantage of proprietary PictureTel technology to get the highest available video and audio performance prior to industry standardization of such capabilities.

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

      Intel and PictureTel also agreed to begin joint development of videoconferencing and collaboration products based on a common PC-based technology platform. The common platform will be the foundation for future products that will feature communication and multimedia capabilities such as collaboration over LANs, streaming audio and video, and real-time conferencing. The first products resulting from this joint development agreement, the PictureTel 900 Series, were delivered in August 2000. These products, which will operate over multiple networks, including IP, ISDN and asynchronous transfer mode (ATM), have replaced PictureTel’s existing product line and are marketed under the PictureTel brand name.

Sharp Relationship

      In August 2000, the Company entered into a joint design and manufacturing partnership with Sharp to develop iPower™ -based visual and audio collaboration tools. The new products will be based on the PictureTel iPower architecture, which was jointly developed by PictureTel and Intel. They will run the Microsoft Windows 2000 Professional operating system and will incorporate Windows NetMeeting and Internet Explorer. The PictureTel/Sharp joint development relationship will leverage the scalable iPower core technology, which serves as the common ITU-standards-based platform for the products. The first of the products jointly developed with Sharp are expected to be introduced in the second quarter of 2001.

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

Current Strategy

      In 2000, the Company adopted and is now pursuing a three-pronged approach to meeting the anticipated needs of the developing multimedia collaboration marketplace. First, in conjunction with Intel and Sharp, it developed, and continues to develop, its next generation endpoint conferencing products for video, voice and data collaboration. Second, it expanded its enterprise-wide solutions services beyond management of multipoint videoconferences to include streaming video services, custom integration, and outsourced management of enterprise conferencing. The last prong is the development of Internet-based, multimedia application services.

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

Sales

      The Company and its subsidiaries currently distribute PictureTel products worldwide by direct sales and indirect channels of distribution. In 2000, the Company derived approximately 11% of its worldwide product revenues from direct selling activities, and 89% from indirect channels.

      Direct Sales Organization. The Company directly markets its videoconferencing products and videoconferencing services principally to large companies, which typically have multiple locations in the United States as well as internationally and specify a single vendor to supply equipment on a worldwide basis. The Company believes that it is important to maintain a close working relationship with these customers in order to meet their demands for sales and support on a multinational basis.

      Within the United States, the Company maintains seven regional sales and support offices, as well as seven demonstration centers. Sales offices typically include demonstration equipment as well as a number of customer and technical sales representatives and field support personnel.

      Indirect Channels. To provide a large competitive presence, the Company uses indirect channels to expand its market presence. The Company utilizes telecommunication equipment distributors, value-added resellers (“VARs”) and dedicated dealers who sell the Company’s videoconferencing products and videoconferencing services.

      International Distribution. Outside of the United States, the Company relies on a network of foreign market distributors and its own international subsidiaries. Agreements with the Company’s foreign market distributors generally provide for pricing, volume discounts, order lead times, a specific geographic territory and other terms and conditions and are typically for terms of one to three years with options to extend such terms by mutual agreement.

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

      The Company competes primarily on the basis of video and audio quality and data collaboration, as well as on favorable features, support services and the pricing of those systems and services. The Company believes that its products and services are competitive in each of these areas. Moreover, in response to this competitive environment, the Company is investing in perceived growth areas such as visual, audio and data collaboration applications; web-based scheduling and call-launching tools; integration services; and other value-added offerings. The Company believes that these investments, combined with the launch of its new-generation products, will competitively position the Company in this landscape.

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

      The Company’s manufacturing operation consists of final assembly and testing of complete systems. Subassemblies of large systems, including tested printed circuit boards, are assembled into complete systems. These final systems are tested to ensure they meet all functional requirements.

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

Employees

      At December 31, 2000, the Company had 820 full-time employees, of whom 474 were employed in sales, marketing and customer support, 140 in product development and engineering, 51 in manufacturing and 155 in administration and finance. The Company had 257 employees in foreign countries at December 31, 2000.

      The Company’s future success will depend in part on its ability to attract and retain highly skilled and motivated personnel who are currently in great demand throughout the industry.

      None of the Company’s employees are represented by a labor union. The Company believes its relations with its employees to be good.

Item 2.  Properties

      The Company has substantially reduced its real estate footprint over the past three years. PictureTel’s corporate offices and research, development and manufacturing facilities are currently located in one leased facility in Andover, Massachusetts and one leased facility in Chelmsford, Massachusetts, aggregating approximately 321,000 and 69,940 square feet, respectively. The lease at 100 Minuteman Road in Andover, Massachusetts expires in 2014. The lease for the product distribution facility in Chelmsford, Massachusetts expires in August 2003.

      In June 1998, the Company subleased its property at 50 Minuteman Road for a period of ten years. This lease was accounted for as a capital lease until December 2000, at which time the Company, pursuant to an option agreement with the landlord, renegotiated its lease term on the 50 Minuteman facility. The lease on the 50 Minuteman facility expires in June 2008 and is currently classified as an operating lease.

      Effective July 1999, the Company’s property at 6 Riverside Drive in Andover was subleased for a period of five years. The Company’s lease on this facility expires in July, 2007. Additionally, the Company did not renew the lease at 100 Brickstone Square in Andover when it expired in August 1999.

      In September 2000, pursuant to an option agreement with the landlord of its facility located at 200 Minuteman Road in Andover, Massachusetts, the Company vacated certain space in the 200 Minuteman facility in exchange for termination of the lease. Additionally, the Company continues to lease its facility in Mountain View, California where offices for its former Starlight division were located until disposition of the division in October 2000. This lease is scheduled to expire in 2003.

      PictureTel also leases office space for its regional and branch sales and support offices in the United States and for similar offices of its subsidiary and branch operations worldwide.

Item 3.  Legal Proceedings

  A.  SEC Investigation

      In May 1999, the Company was informed that the Securities and Exchange Commission (SEC) had initiated a formal investigation of matters related to the Company’s 1997 restatement of its earnings. The Company has been cooperating with the SEC and will continue to do so. The Company expresses no opinion as to the likely outcome. While no assurances can be provided, the Company does not believe that the investigation will have a material adverse effect on its business, financial condition, results of operations or cash flows.

  B.  RevNet, Inc.

      On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, RevNet, Inc., which has ceased operations. (RevNet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleged that the Company breached an oral contract. RevNet was seeking $200 million in damages. On September 13, 1999, the Company filed a related action in the Circuit Court for Baltimore City, Maryland against RevNet, Inc., Vuecom, Inc. (an entity related to RevNet, Inc.), George Harris IV, George Sandmann and Lou Brown, (PictureTel Corporation v. RevNet, Inc., et al. Civil Action 24-C99-004406) alleging among other things Breach of Contract, Fraudulent Inducement and Securities Fraud. This issue was scheduled to go to trial on May 14, 2001. On October 30, 2000, the parties agreed to a settlement of this matter. Under the terms of the settlement, the Company will pay to the RevNet group $700 thousand over the course of the year 2001. In return, all parties have dismissed all claims and have released the others of all related causes of actions. This closes this matter.

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

Item 4.  Submission of Votes

      There were no items submitted to the shareholders during the fiscal year 2000.

PART II

Item 5.  Market for Registrant’s Common Equity and related Stockholder Matters

PRICE RANGE OF COMMON STOCK

      The following table sets forth the high and low sale prices for the Company’s Common Stock for the periods indicated as reported by NASDAQ under the symbol PCTL.

	High	Low

1999

First Quarter	$11.000	$5.875

Second Quarter	$11.000	$4.313

Third Quarter	$8.125	$3.625

Fourth Quarter	$6.500	$3.250

2000

First Quarter	$15.219	$4.250

Second Quarter	$9.000	$1.875

Third Quarter	$9.940	$2.813

Fourth Quarter	$8.000	$2.190

2001

First Quarter (through March 9, 2001)	$4.190	$2.060

      As of March 9, 2001 there were approximately 1,626 holders of record of the Company’s Common Stock.

DIVIDEND POLICY

      The Company has not paid any dividends on its Common Stock since its inception. The Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2000	1999	1998	1997	1996

Statement of Operations Data:

Revenue(1)	$245,149	$323,995	$407,143	$466,425	$490,225

Net income (loss)(2)	$(106,971)	$(84,526)	$(55,679)	$(39,398)	$32,172

Net income (loss) applicable to Common shareholders(2)(3)	$(113,871)	$(90,138)	$(55,679)	$(39,398)	$32,172

Net income (loss) per common share — basic(2)(3)(4)	$(2.73)	$(2.23)	$(1.45)	$(1.04)	$0.89

Net income (loss) per common share — diluted(2)(3)(4)	$(2.73)	$(2.23)	$(1.45)	$(1.04)	$0.81

Weighted average shares Outstanding — basic(4)	41,739	40,376	38,527	37,760	36,097

Weighted average shares Outstanding — diluted(4)	41,739	40,376	38,527	37,760	39,598

	As of December 31,

	2000	1999	1998	1997	1996

Balance Sheet Data:

Working capital	$45,395	$82,994	$112,322	$152,973	$202,063

Total assets	$147,020	$294,870	$352,994	$355,051	$386,254

Total short-term debt	$1,487	$1,978	$4,418	$3,612	$3,942

Total long-term debt	$—	$54,584	$56,411	$22,000	$14,202

Redeemable preferred stock	$42,845	$30,500	$—	$—	$—

Stockholders’ equity	$21,620	$109,266	$190,242	$227,965	$264,846

(1)	Effective in the fourth quarter of 2000, the Company adopted the FASB’s Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Consistent with this Issue, amounts billed to customers for shipping and handling have been reclassified as revenue from cost of revenue in the Company’s financial statements. Amounts reclassified for the first three quarters of 2000, and for the years 1999 and 1998 were $546, $716 and $991, respectively. Reclassification for years prior to 1998 was determined to be impracticable.

(2)	Includes other charges totaling $42,313, $9,752, $10,564 and $42,664 before income tax benefit in 2000, 1999, 1998 and 1997, respectively. Also includes a $15,245 gain on the sale of MultiLink, Inc. and a gain of $104 on the sale of Starlight Networks, Inc. in 2000, an $8,495 gain on the sale of RealNetworks stock in 1999, a $4,442 charge in 1998 for in-process technology acquired in connection with the 1998 Starlight Networks purchase, and tax expense of $35,141 in 1998 to record a full valuation allowance against deferred tax assets. See Notes 3, 10, 15 and 16 of “Notes to Consolidated Financial Statements.”

(3)	Includes beneficial conversion feature adjustments of $6,900 and $5,612 in 2000 and 1999, respectively, related to issuance of convertible preferred stock. See Note 9 of “Notes to Consolidated Financial Statements.”

(4)	The Company has not paid dividends on its common stock since its inception. The Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, unless otherwise indicated)

      The following table sets forth, for the periods indicated, the percentages of revenue for certain items in the Company’s Statement of Operations for each period. The table and the following discussion reflect the other charges described in Note 15 of the Notes to Consolidated Financial Statements:

	Year Ended
	December 31,

	2000	1999	1998

Revenue	100.0%	100.0%	100.0%

Cost of revenue	76.8	68.5	57.5

Gross margin	23.2	31.5	42.5

Selling, general and administrative	52.8	39.0	32.1

Research and development	19.1	20.4	16.2

Total operating expense	71.9	59.4	48.3

Loss from operations	(48.7)	(27.9)	(5.8)

Interest income (expense), net	(0.9)	(0.1)	0.5

Other income, net	6.4	3.3	0.4

Loss before income tax expense	(43.2)	(24.7)	(4.9)

Income tax expense	(0.5)	(1.4)	(8.8)

Net loss	(43.7)	(26.1)	(13.7)

Preferred stock beneficial conversion feature	(2.8)	(1.7)	—

Net loss applicable to common shareholders	(46.5)	(27.8)	(13.7)

Forward-Looking Statements

      This document includes forward-looking statements about the Company’s business, revenue and expenses, effective tax rate, operating and capital requirements, liquidity and management’s plans to introduce new products and seek additional equity investment. Forward-looking statements made or incorporated by reference herein are not guarantees of future performance. In addition, forward-looking statements may be included in various other PictureTel documents to be issued in the future and in various oral statements by PictureTel representatives to security analysts and investors from time to time. Any forward-looking statements are subject to risks that could cause the actual results to vary materially. Such risks are discussed in “Risk Factors Which May Affect Future Results” and in other related portions of this document.

Business Developments

      In early 2000, the Company adopted and is now pursuing a three-pronged approach to meeting the anticipated needs of the developing multimedia collaboration marketplace. First, in conjunction with Intel, it is developing its next generation endpoint conferencing products for video, voice and data collaboration. Second, it is expanding its enterprise-wide solutions services beyond management of multipoint videoconferences to include streaming video services, custom integration, and outsourced management of enterprise conferencing. The last prong is the development of Internet-based, multimedia application services built around a network-neutral collaboration hub. As part of this approach, PictureTel entered into a distribution and joint product development agreement with Intel, Inc. PictureTel and Intel agreed to jointly develop videoconferencing and collaboration products based on a common PC-based technology platform. These joint development efforts resulted in the new iPower™ architecture. Use of this single architecture improves ease of use and functionality, while reducing both product and associated support costs. The Company has focused its development and engineering resources on new products evolving around the iPower™ architecture. The first products developed, the PictureTel 900 Series, were introduced in August 2000. Additional new product series are planned for introduction in 2001, with the earliest being scheduled for release in the second quarter of 2001.

      In addition to meeting marketplace needs, the Company has focused its business plan on improving liquidity, disposition of non-core business assets, consolidation opportunities and process improvement.

      The Company took several steps during 2000 to improve the Company’s liquidity. On July 24, 2000, the Company consummated a preferred stock transaction resulting in funding of $21,845 through issuance of Series B redeemable convertible preferred shares. In addition to the stock transaction, in August 2000, the Company obtained an asset-based secured revolving line of credit with a limit of up to $35,000.

      With regard to disposition of non-core business assets, the Company sold its Starlight division, in exchange for a $300 note receivable, on October 12, 2000, resulting in estimated expense reductions of approximately $1,800 and on November 27, 2000, the Company sold its audioconferencing subsidiary, MultiLink, Inc., for $25,900 in cash. These dispositions have strengthened the Company’s liquidity position by reducing future anticipated cash outflows.

      Real estate consolidation opportunities were negotiated with the landlord of the Company’s various facilities located on Minuteman Road in Andover, Massachusetts. During the third quarter of 2000, the lease at 200 Minuteman Road was terminated. Related lease termination charges amounted to $15,142 and restricted cash and deposits, amounting to approximately $4,000, were returned to the Company as available funds. Anticipated annualized reductions in rent and related costs associated with the 200 Minuteman facility are approximately $4,500. At the end of the fourth quarter, lease options held by the landlord on 50 and 100 Minuteman Road facilities were exercised and resulted in a one-time net charge of $7,654 and restricted cash of approximately $6,850 became unrestricted.

      Management has reduced operating expense quarter over quarter during the year ended December 31, 2000, as follows:

	Quarter Ended

	April 1,	July 1,	September 30,	December 31,
	2000	2000	2000	2000	Total

Operating expense, as reported	$40,762	$43,673	$56,858	$35,085	$176,378

Significant/other charges	—	4,139 (a)	23,615 (b)	7,654 (c)	35,408

Operating expense, as adjusted	$40,762	$39,534	$33,243	$27,431	$140,970

(a)	Impairment charge relating to intangible assets.

(b)	Lease termination charge of $15,142, $1,205 write-off of capitalized costs related to Web development, $6,207 for costs associated with the beneficial conversion feature of the preferred stock issuance and $1,061 for severance and other.

(c)	Lease termination charge, net.

      Operating expense, as adjusted, for the quarter ended December 31, 2000 compared to the quarter ended July 1, 2000 was $27,431 compared to $39,534, a reduction of $12,103, or 31%. The reduction was principally due to the effects of plans implemented by management and result from real estate consolidation, disposition of non-core business assets, noted above, as well as staff reductions and other initiatives. Management is continuing the review process and plans to further reduce operating expense and improve working capital measures.

      In early 2000, the Company announced the formation of 1414c, Inc., a wholly-owned subsidiary established to provide application service providers (ASPs) access to a broad range of IP-based interactive communication solutions. These solutions will enable ASPs to provide rapid Web access to streaming, videoconferencing, Voice-over-IP, and other Web-enabled interactive solutions such as call scheduling and launching. The Company is currently exploring joint venture and other financing opportunities to develop this activity.

  Year ended December 31, 2000 Compared to the Year ended December 31, 1999

      Revenue. The Company reported revenue of $245,149 in the year ended December 31, 2000, compared to $323,995 in the previous year, a decrease of $78,846, or 24%. The overall decrease is principally attributable to declining sales of legacy group videoconferencing systems (Concorde 4500™ and Venue 2000™), which were not offset by sales of the new iPower™ PictureTel 900 Series, lower average selling prices on new system units, and changes in product sales mix. In addition, as a result of changes during 2000 associated with a change in the Company’s management of certain channel partners, the Company deferred sales of approximately $8,000 as of December 31, 2000, due to changes over the last year in our product portfolio, the expansion of our global distribution and the credit risk associated with these geographies.

      Revenue from sales to foreign markets was approximately 44% and 46% of total revenue in 2000 and 1999, respectively. The Company expects that international revenue will continue to account for a significant portion of total revenue. Revenue from 2000 sales to foreign markets was principally comprised of sales originating in the United States of $20,019, the United Kingdom of $51,129 and Japan of $20,305. Revenue from sales to foreign markets in 1999 were principally comprised of sales originating in the United States of $27,822, the United Kingdom of $65,654 and Japan of $27,055.

      Gross Margin. Overall gross margin dollars decreased $45,184, or 44%, to $56,952 in 2000 versus 1999. This decrease is principally attributed to lower dollar volume and significant charges, including a $4,721 charge necessary to reduce legacy PC-based inventory to net realizable value and an impairment charge of $6,905 to write-down purchased software, associated with the Starlight division. Gross margin as a percentage of revenue was 23% in 2000 compared to 32% in 1999. In addition to the significant charges, under-absorption of manufacturing variances on lower revenue, lower selling prices resulting from competitive pricing pressures on legacy product offerings and an inability to reduce costs related to products approaching end-of-life contributed to the decreased margin percentage.

      Operating Expense. Selling, general and administrative expense of $129,595 increased $3,305, or 3%, from 1999 and increased as a percentage of revenue to 53% from 39%. Research and development expense, inclusive of all engineering costs, of $46,783 decreased $19,347, or 29%, during 2000 as compared to prior year. As a percentage of revenue, research and development expense was nearly consistent year over year at 19% and 20% in 2000 and 1999, respectively. The Company did not capitalize any software costs in either 2000 or 1999, as these costs were deemed immaterial. Total operating expense of $176,378 for 2000 was 8% lower than total operating expense in the prior year. Significant charges totaling $35,408 were included in operating expense for the year ended December 31, 2000. These charges included $22,796 in lease termination costs associated with the Company’s 200 and 50 Minuteman Road facilities, a $1,205 write-off of capitalized website development costs, $917 of severance charges related to headcount reduction, $6,207 for costs associated with the beneficial conversion feature of the Series B preferred stock issuance and $4,283 of impairment charges related to the write-down of tradename and assembled workforce for a division of the Company’s videoconferencing products segment. Without these charges, operating expense for the year ended December 31, 2000 declined $38,838, or 23%, as compared to operating expense, exclusive of significant charges totaling $9,261, for the year ended December 31, 1999.

      Videoconferencing Products. The videoconferencing products segment develops, manufactures, and markets a full range of videoconferencing and advanced collaboration solutions. Videoconferencing products scale from personal/ desktop systems to large conference room solutions. Additionally, the segment markets a wide range of network infrastructure products and peripheral devices. Videoconferencing product revenue decreased 32% to $159,160 in 2000 from $233,249 in 1999. The decrease in revenue is primarily due to declining sales in legacy product systems, which were not offset by increases in new product sales. In the third quarter of 2000, the Company introduced a new line of advanced collaboration solutions based on PictureTel’s iPower™ architecture developed jointly by PictureTel and Intel®. The PictureTel 900 Series delivers superior audio and video capabilities and advanced information sharing in a flexible open-PC platform. The decrease in year over year revenue is further attributed to lower average selling prices on new system units, increased competition and changes in product sales mix. In addition, as a result of changes during 2000 associated with a change in the Company’s management of certain channel partners, the Company deferred sales of approxi-

mately $8,000 as of December 31, 2000, due to changes over the last year in our product portfolio, the expansion of our global distribution and the credit risk associated with these geographies.

      The videoconferencing products segment generated an operating loss of $74,161 in 2000 compared with a $68,409 operating loss in 1999, an increase of 8%. Significant effort and investment went into the development and launch of the PictureTel 900 Series products. Product development, selling and marketing efforts were all focused on product introduction activities. These efforts only began to yield corresponding revenue in the second half of 2000. Significant charges of $12,599 and $4,062 are included in the 2000 and 1999 operating losses, respectively. Of these charges, $6,905 impacted gross margin in 2000 and $329 impacted gross margin in 1999. The 2000 charges reflect impairment charges totaling $11,188 related to the write-down of certain intangible assets, $1,205 write-off of capitalized website development costs and $206 in severance charges related to headcount reduction. Excluding the significant charges, the operating loss in 2000 would have been $61,562 compared to $64,347 in 1999, a 4% improvement.

      Gross margin for the videoconferencing products segment in 2000 was 23% as compared to 34% in 1999. Excluding significant charges in both years, gross margin was 27% and 34% in 2000 and 1999, respectively. Margin declined, in part, due to increased competitive pricing pressures on legacy product offerings and an inability to reduce costs related to products approaching end-of-life. In addition, margins were unfavorably impacted by a charge to reduce legacy PC-based inventory to net realizable value and under-absorption of fixed manufacturing costs on lower revenue.

      Videoconferencing Services. The videoconferencing services segment provides maintenance as well as professional consulting and management services for videoconferencing products sold by the Company and its competitors. Segment revenue decreased 1% from $70,304 in 1999 to $69,741 in 2000. Maintenance revenue was 4% lower than the prior year while professional services increased 5%. The professional services growth came largely from managing multipoint videoconferences for customers.

      Operating profits were $9,585 in 2000, which represents a 222% increase from the prior year’s $2,976 figure. The increase is largely due to the absence in 2000 of excessive charges incurred in 1999 for spare parts obsolescence, higher selling expenses and development costs associated with new service offerings.

  Year ended December 31, 1999 Compared to the Year ended December 31, 1998

      Revenue. Total 1999 revenue of $323,995 decreased $83,148, or 20%, from prior year levels. Lower average selling prices and changes in the videoconferencing products sales mix to more products at the lower end of the product line principally account for the decline. The Company’s revenue from sales to foreign markets was approximately 46% and 43% of total revenue in 1999 and 1998, respectively. The Company expects that international revenue will continue to account for a significant portion of total revenue. Revenue from 1999 sales to foreign markets was principally comprised of sales originating in the United States of $27,822, the United Kingdom of $65,654 and Japan of $27,055. Revenue from sales to foreign markets in 1998 were principally comprised of sales originating in the United States of $35,618, the United Kingdom of $79,396 and Japan of $24,747.

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

      Operating Expense. Selling, general and administrative expense decreased $4,372, or 3%, from 1998 but increased as a percentage of revenue to 39% from 32%. A 25% headcount decrease, partially offset by $2,554 of severance and related expense, $2,550 settlement cost of shareholder litigation, and $2,481 related to subleasing excess real estate, is responsible for the lower dollar expenses. Research and development expense of $66,130 was essentially the same as in 1998 and represented 20% and 16% of revenue for 1999 and 1998, respectively. Research and development expenditures, prior to the capitalization of software costs, were $73,500 in 1998, or 18% of revenue. The Company capitalized software costs of $7,446 in 1998, excluding completed technology purchased as part of the Starlight acquisition. No such costs were capitalized in 1999, as no current projects in progress had achieved technological feasibility.

      Videoconferencing Products. The videoconferencing products segment develops, manufactures and markets visual communications systems and collaboration software. Videoconferencing products scale from personal/desktop systems to large conference room solutions. Additionally, the segment markets a wide range of network infrastructure products and peripheral devices. Videoconferencing product revenue decreased 28% to $233,249 in 1999 from $324,478 in 1998. The decrease can be attributed to lower average selling prices and significant changes in product sales mix. Trends toward lower average selling prices are expected to continue in response to increased competition. Shifts in sales mix from large room systems such as the Concorde and Venue product lines to compact class room systems, such as SwiftSite II and Intel® TeamStation™ System, continued in 1999. Traditional large room systems represented 36% of total room system sales in 1999 compared with 62% in 1998. Overall unit sales grew only 2% versus the prior year with room systems increasing 13% and personal systems decreasing 6%. Revenue was further impacted by a delay in releasing SwiftSite II, a next generation compact room system, until the second quarter of 1999, and lower investment in legacy product features and functionality. Significant resources have been redirected to next generation products being jointly developed with Intel Corporation that are scheduled for release starting in the second quarter of 2000.

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

Other

      Net Interest Income (Expense). The Company had net interest expense of $2,082 in 2000 compared with net interest expense of $375 in 1999 and $1,948 of net interest income in 1998. The decreasing trend from 1998 to 2000 resulted primarily from reduced interest income on lower invested cash balances, which has offset interest expense associated with capital leases and short-term borrowings.

      Other Income (Expense). Other income of $15,707 in 2000 includes a $15,245 gain on the sale of MultiLink, Inc., a $104 gain on the sale of Starlight Networks and net gains on foreign currency transactions. Other income of $10,517 in 1999 consists principally of net gains on foreign currency transactions and a $8,495 gain from the third quarter sale of RealNetworks shares acquired through an investment in a company later acquired by RealNetworks. Net gains on foreign currency transactions are also the primary component of 1998’s other income of $1,804.

      Income Taxes. The Company’s effective tax rate for 2000, 1999, and 1998 was 1%, 6%, and 180%, respectively. The 2000, 1999 and 1998 rates differ from the federal statutory rate due to state and foreign taxes and an increase in the valuation allowance for deferred taxes. Due to uncertainty surrounding the Company’s ability to fully realize deferred tax assets, PictureTel established a full valuation allowance against its deferred tax assets in 1998 and recognized no deferred tax benefits in 1998, 1999 or 2000.

Liquidity and Capital Resources

      At December 31, 2000 the Company had $43,441 in unrestricted cash and cash equivalents. Operating activities used $57,913 of cash during 2000 and used $65,369 of cash during 1999. The primary operating use of cash during 2000 was to fund operating losses in excess of non-cash expense. The Company paid $2,371 of accrued severance and restructuring charges during 2000 and had a remaining accrual in the amount of $1,430 for such items as of December 31, 2000 that will be paid over the next twelve months.

      Investing activities provided $57,489 of cash in 2000 compared with a $3,465 usage during the previous year. Maturation and conversion of marketable securities into cash generated a primary source of cash in both 2000 and 1999. Proceeds of $25,900 from the sale of MultiLink provided an additional source of cash in 2000.

      Financing activities generated $21,409 of cash in 2000 compared with $27,736 provided in 1999. The principal source of cash from financing activities was from the issuance of convertible preferred stock in both 2000 and 1999. Proceeds from issuance of convertible preferred stock amounted to $21,845 and $30,500 in 2000 and 1999, respectively. An increase in restricted cash balances and principal payments on capital leases constituted major uses of cash in both 2000 and 1999, though lease payments in 2000 were reduced due to the termination of capital leases.

      Liquidity is a major priority for the Company. The Company entered into a new asset-based secured revolving credit agreement dated August 21, 2000, which will expire on August 21, 2003. The new credit facility provides a revolving credit line of up to $35,000 with Congress Financial Corporation (New England) (the “Lender”). The availability for borrowings under the new credit facility are variable based on eligible receivables and is subject to a $10,000 minimum reserve, which is available at the Lender’s discretion. The Company is required to maintain cash collateral equal to 105% in an account held at the Lender of the outstanding obligations or an equal dollar amount of eligible receivables. At December 31, 2000, availability based on receivables and net of the $10,000 discretionary reserve was $4,448. Interest for loans under this facility is payable at 1% above the Lender’s prime rate. There were no borrowings outstanding against the calculated receivable availability at December 31, 2000. The Company has $5,500 of outstanding standby letters of credit issued under this agreement as of December 31, 2000. The letters of credit have been collateralized 105% and are in an account held at the Lender. Cash subject to the cash collateral requirement amounts to $5,775 and is classified as current on the Company’s balance sheet at December 31, 2000. Fees for letters of credit outstanding against this facility are payable at 225 basis points per annum of the face amount. The secured letters of credit expire between September 2001 and December 2001. This credit agreement also contains certain financial covenants, including minimum net worth and working capital requirements. This new credit facility replaces the amended facility entered into in May 2000. A term loan provided by the amended credit facility in the amount $8,500 was paid in full in July 2000 from a portion of the proceeds of the Series B Preferred Stock issued in the third quarter of 2000. (See also Note 9.)

      Local lines of credit are available for short-term advances of up to $1,487 to certain of the Company’s foreign subsidiaries. The agreements require interest payable up to one and three-quarter percent, per annum. Borrowings totaling $1,487 were outstanding against these local lines of credit at December 31, 2000.

      In 2000, management disposed of non-core assets, raised equity and implemented expense reductions which are expected to reduce 2001 quarterly operating expenses substantially compared to the amounts incurred in 2000. Margins are expected to improve from levels experienced in 2000, since significant charges related to asset impairment and necessary provisions for inventory losses are not expected to recur in 2001. Additionally, management has implemented plans for further operating expense reductions as well as margin improvement.

      Working capital management is expected to improve due to hiring a new credit manager and strengthening of procedures with respect to sales and collections. Management is in the process of challenging terms with vendors to more closely align those terms with other working capital measures.

      Management expects to introduce the next generation of its product line in the second quarter of 2001. These products rely on the same iPower™ architecture as the PictureTel 900 Series which was introduced in 2000. Reliance on this architecture reduces development time and cost, as well as the technological risk associated with a new product introduction. Further, the expected price points will be competitive and features are expected to exceed offerings in the industry.

      The Company has engaged Robertson Stephens, an investment banking firm, to advise management with respect to enhancing shareholders’ value under various types of alternatives.

      In March 2000, the Company received a report from our independent accountants containing an explanatory paragraph stating that our recurring losses and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Management’s plans to continue as a going concern rely heavily on forecasted revenue from new products being jointly developed with Sharp and Intel Corporation, including recently introduced new products utilizing the new iPower™ architecture, new multi-media applications services, and enhanced compact videoconferencing systems and on continued implementation of cost reductions. There can be no guarantee that either such revenue increase will occur or, if it does occur, will be sufficient to meet the Company’s needs or that cost reduction measures will be sufficient to maintain liquidity.

      The Company has operating leases for various rented properties. The Company signed an agreement to sublease MultiLink’s former facility at 6 Riverside Drive in Andover, Massachusetts in May 1999 as part of its space consolidation efforts. As of December 31, 2000, the remaining obligation under this operating lease was $7,125. After giving effect to expected sublease income, this obligation is $4,748. In addition, in June 1998, the Company subleased its property at 50 Minuteman Road for a ten-year term. As of December 31, 2000, the remaining obligation under this operating lease was $19,220. After giving effect to expected sublease income, the remaining obligation under the operating lease was $1,209.

      In October 1998, the Board of Directors authorized a plan to repurchase up to 1,000,000 shares of the Company’s Common Stock in open market, privately negotiated or other transactions. No shares were repurchased during 2000. The Company repurchased 70,000 shares during 1999 at a cost of $556 (approximately $7.94 per share). In addition, 22,065 shares were returned to the Company from shares held in escrow related to the MultiLink acquisition. There are no definitive plans to repurchase the additional shares under the plan.

Recently Issued Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” This statement, as amended, was originally effective for all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement 137, which delayed the effective date of Statement 133 by one year. Statement 133 will be effective for PictureTel’s fiscal year beginning January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the effects of this change but anticipates that the adoption of SFAS 133 will not have a significant effect on the Company’s financial position or results of operations.

Risk Factors Which May Affect Future Results

      The following risk factors relating to the business of PictureTel and certain forward-looking statements contained herein should be considered by current and prospective investors of PictureTel stock. These factors should be considered in conjunction with other information contained in this document.

      New Products, Cost Reductions, Technological Change, and Evolving Markets. The Company is engaged in an industry that is still emerging as a result of extensive research and development efforts and which continues to bring to market new, more technologically advanced products introduced on an accelerated basis. Simultaneously, the larger telecommunications market is in a heightened competitive state due to deregulation throughout the world. In order to maintain its market share in this fast-paced emerging market, the Company must continue to introduce, through internal development or by acquisition, joint venture or other collaborative arrangements, significant innovative, technologically leading and cost-competitive products. There can be no assurance that such new products will be introduced by the Company, or if introduced, will be accepted by the market and its customers. In January 1999, the Company entered into a distribution and joint product development agreement with Intel Corporation. The Company announced that it began shipping the resulting product (known as the 900 Series) in mid August 2000. However, there can be no assurance that the products produced by this partnership will be accretive to the Company’s results of operations and financial condition, or if accretive will, by themselves return the Company to profitability. In addition to offering products that operate in an integrated service digital network (ISDN) environment, the Company and its competitors are exploring new technologies and networks, such as the Internet and corporate intranets or LANs, for delivering videoconferencing and data collaboration services. The industry standards for such new technologies and networks, however, are still in the early stages of development, which the Company believes has led to customer uncertainty and, accordingly, a slowdown in the growth of the general market for videoconferencing products. As a result of customer preferences, the Company continues to experience a shift in its sales model to videoconferencing systems with lower average selling prices. There can be no assurance that the Company will be successful in implementing cost reductions for all of its products or in developing and marketing suitable new products and related services with attractive margins for these new technologies and networks. The possible transition, migration and/or convergence of technologies is difficult to predict and could have profound implications for the industry and the business of the Company. Further, there is significant risk that existing products could be rendered obsolete due to changing technology. The Company’s failure to develop and market new products on a timely basis or to enhance its existing products or to respond effectively to technological changes, new industry standards or product announcements by competitors could have a material adverse effect on the Company’s business, financial condition and results of operations.

      Competition. This increased competition resulting from such partnerships and acquisitions, together with mergers among competitors and a slowdown in the growth of the general market for visual collaboration products, has led and may continue to lead to increases in the defection or dilution of PictureTel’s distribution channel partners to competitors, decreases in average selling prices and margins in both group and desktop visual collaboration systems, and a lower segment market share by PictureTel for products and services in the emerging area of network-based visual collaboration. In some cases, PictureTel competes with its channel partners for various services, which increases the complexity of channel management. In addition, competitors may offer network-based visual collaboration software solutions or incorporate standard algorithms into processor chips free of additional charge, which may reduce the value PictureTel technology provides to the market, especially in its lower end visual collaboration products. In addition, the prices which PictureTel is able to charge for its visual collaboration products and services may continue to decrease as a result of new product introductions by competitors, price competition, technological advances, or otherwise. Any of these factors could have a material adverse effect on PictureTel’s business, financial condition and results of operations.

      Manufacturing. Certain key subassemblies and products are currently available only from one vendor. In addition, several vendors are corporations with limited financial resources that could in the future prove to be inadequate. In some cases components are sourced from only one vendor, even where multiple sources are available, to maintain quality control and enhance the working relationship with the vendor. In addition, the Company from time to time enters into development arrangements with third parties to develop and incorporate new features and functions into the Company’s products. Failure of these third parties to fulfill their respective obligations under these development arrangements could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s business could also be adversely affected by delays or interruptions in delivery, and poor quality of supplies, subassemblies or products from key vendors. In addition, the Company designs and procures certain circuits, components and subassemblies from non-videoconferencing divisions of its competitors, such as Sharp, Sony and Panasonic Corporation. The failure to obtain adequate supplies or the requirement to redesign and source supplies from another manufacturer may take substantial time and result in significant expense, each of which could adversely impact product shipments and materially and adversely affect the Company’s business, financial condition or results of operations.

      Recent History of Losses; Liquidity Risks. The Company’s revenue decreased 24% during 2000 as compared to 1999 and decreased 20% between 1999 and 1998. Losses from operations were $119,426, $90,284, and $23,650 in 2000, 1999, and 1998, respectively. Liquidity is a major priority for the Company. The Company’s negative operating results have adversely impacted the Company’s relationship with customers, vendors and employees, as well as its liquidity. Further negative operating results could effect the Company’s ability to remain in compliance with covenants under its revolving credit agreement and further diminish its liquidity. In March 2000, the Company received a report from our independent accountants containing an explanatory paragraph stating that our recurring losses and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Management’s plans to continue as a going concern rely heavily on forecasted revenue from new products being jointly developed with Sharp and Intel Corporation, including recently introduced new products utilizing the new iPower™ architecture, new multi-media applications services, and enhanced compact videoconferencing systems and on continued implementation of cost reductions. There can be no guarantee that either such revenue increase will occur or, if it does occur, will be sufficient to meet the Company’s needs or that cost reduction measures will be sufficient to maintain liquidity.

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

      Potential Fluctuations of Quarterly Operating Results. The majority of the Company’s revenues in each quarter result from orders booked in that quarter, and a substantial portion of the Company’s orders and shipments typically occur during the last weeks of each quarter such that forecasting of revenue and product mix is both complex and difficult. Unanticipated variations in the timing of receipt of customer orders in any quarter may produce significant fluctuations in quarterly revenues. As a result, a shortfall in revenue compared to internal expectations may not evidence itself until late in the quarter and any resulting impact on earnings may not be determinable until several weeks after the end of the quarter. The Company’s ability to maintain or increase net revenues depends upon its ability to increase unit volume sales; the Company has not been successful in increasing unit volume sales during the year 2000. There can be no assurance that the Company will be able to increase or to maintain the current level of unit volume sales in the year 2001. Other factors which may cause period-to-period fluctuations in operational results include the timing of new product announcements and introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company’s products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, and general economic factors.

      International Operations. Revenue related to international operations of the Company totaled approximately 44%, 46%, and 43% of total revenues for the three years ended December 31, 2000, 1999, and 1998, respectively. Management of the Company expects international revenues to continue to constitute a significant portion of total revenues in future periods. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, financial condition, results of operations or cash flows could be materially adversely affected. The Company’s sales to international distributors are denominated in U.S. dollars in order to minimize risks associated with fluctuating foreign currency rates. An increase in the value of the U.S. dollar relative to other currencies, however, could make the Company’s product more expensive and, therefore, potentially less competitive in foreign markets. Sales by the Company’s foreign subsidiaries are generally made in the foreign subsidiary’s local currency, in which case fluctuations in the value of the U.S. dollar relative to such other currencies could have a material adverse effect on the operating results of the Company. Currently, the Company employs various currency hedging strategies to reduce these risks. In addition, a significant portion of the Company’s revenue is derived from Asian markets. Given the current general weakness in the Asian markets, there can be no assurance that the Company will be able to sustain current revenue levels or growth in such markets. There can be no assurance that the above factors will not have a material adverse effect on the Company’s future international sales and, consequently, on its business, financial condition, results of operations or cash flows.

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

      Dependence on Key Personnel. On August 31, 1999, the Company announced that Dr. Norman Gaut had succeeded Bruce R. Bond as Chairman of the Board, CEO and President of the Company. In February 1998, Mr. Bond succeeded Dr. Gaut as Chief Executive Officer and President and had been elected Chairman of the Board in June 1998. At that time, Dr. Gaut had retired as an active employee while remaining a member of the Board of Directors. Dr. Gaut accepted this 1999 position at a difficult time for the Company. On June 19, 2000, Mr. Lewis Jaffe became President and Chief Operating Officer of the Company, while Dr. Gaut remained Chairman and Chief Executive Officer. The Company appointed Mr. Ralph Takala, a principal of Altman and Associates as its interim Chief Financial Officer on June 15, 2000, following the resignation of its previous Chief Financial Officer. On January 9, 2001 the Company announced that Mr. Dalton Edgecomb would become its Chief Financial Officer. The Company depends on a limited number of key senior management personnel, including Norman Gaut; Lewis Jaffe; Dalton Edgecomb; Jonathan Kosheff, Vice President, Operations; Edward Semonite, Vice President, Marketing; Amit Akkad, Vice President, Services; David Snow, Vice President, Worldwide Sales; and W. Robert Kellegrew, Jr., Vice President, General Counsel and Treasurer. There has been, and continues to be, considerable turnover in the Company’s senior management team over the past several years, and the loss of the services of one or more of the Company’s senior management team or the inability to attract, retain, motivate and manage additional key personnel could have a material adverse effect on the business, financial condition or operating results of the Company. In addition, the Company has made redundant a number of positions and continues to experience significant voluntary employee attrition from engineering and other departments. There is no assurance, given the competitive nature of the current job market, that the Company will be able to adequately fill the open positions.

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

      The following table represents hypothetical changes in fair value in the Company’s foreign currency forward contracts. The modeling technique measures the fair value of the forward contract by currency type arising from potential changes in foreign currency rates. Movements in foreign currency rates of plus or minus 3% and 6% reflect hypothetical shifts in fair value of these forward contracts. “No change in currency rates” represents the market value of each market-rate sensitive currency as of December 31, 2000. All values are represented in U.S. dollar equivalents:

	Valuation of forward			Valuation of forward
	given a currency			given a currency
	rate increase of			rate decrease of
			No change in
Forward contract currency type	3%	6%	currency rates	(3%)	(6%)

Functional Currency — USD

British Pound	$2,195	$2,258	$2,131	$2,067	$2,003

Japanese Yen	2,045	2,105	1,986	1,926	1,867

German Deutschemark	753	775	731	709	687

Australian Dollar	1,235	1,271	1,199	1,163	1,127

Functional Currency — Germany

U.S. Dollar	$144	$148	$140	$136	$132

      The Company’s cash is primarily held in high investment grade quality mutual funds. Cash can be accessed daily to meet the Company’s operational needs. As a result, the Company does not have any market risk due to the liquidity of the Company’s cash.

Item 8.  Financial Statements and Supplementary Data

PICTURETEL CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of

  PICTURETEL CORPORATION:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PictureTel Corporation and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 21, 2001

PICTURETEL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,

	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$43,441	$21,915

Restricted cash and cash equivalents	5,775	1,200

Marketable securities	—	37,787

Accounts receivable, less allowances for doubtful accounts of $4,100 and $5,642 at December 31, 2000 and 1999, respectively	39,897	73,483

Inventories	27,020	32,930

Other current assets	9,716	12,562

Total current assets	125,849	179,877

Property and equipment, net	18,310	86,219

Capitalized software costs, net	—	11,341

Goodwill, net	—	4,242

Other assets	2,861	9,554

Total assets	$147,020	$291,233

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$1,487	$196

Accounts payable	20,575	21,681

Accrued compensation and benefits	7,280	10,517

Accrued expenses	31,610	32,166

Accrued income taxes	1,286	5,352

Current portion of capital lease obligations	—	1,782

Deferred revenue	18,216	25,189

Total current liabilities	80,454	96,883

Other non-current liabilities	2,101	—

Capital lease obligations, net of current portion	—	54,584

Total liabilities	82,555	151,467

Commitments and contingencies

Redeemable convertible preferred stock, $.01 par value	42,845	30,500

Stockholders’ equity:

Preferred stock, $.01 par value 1,500,000 shares authorized; 0 issued and outstanding at December 31, 2000 and December 31, 1999

Common stock, $.01 par value; 80,000,000 shares authorized; 45,049,032 and 40,617,634 shares issued and outstanding at December 31, 2000 and 1999, respectively	450	406

Additional paid-in capital	245,399	225,513

Accumulated deficit	(221,751)	(114,780)

Accumulated other comprehensive loss	(1,922)	(1,317)

Treasury stock, 92,065 shares, at cost	(556)	(556)

Total stockholders’ equity	21,620	109,266

Total liabilities, redeemable preferred stock and stockholders’ equity	$147,020	$291,233

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2000	1999	1998

Revenue:

Product revenue	$174,071	$251,914	$346,067

Service revenue	71,078	72,081	61,076

Total revenue	245,149	323,995	407,143

Cost of revenue:

Product cost of revenue	128,252	159,005	185,725

Service cost of revenue	59,945	62,854	48,352

Total cost of revenue	188,197	221,859	234,077

Gross margin	56,952	102,136	173,066

Operating expense:

Selling, general and administrative	129,595	126,290	130,662

Research and development	46,783	66,130	66,054

Total operating expense	176,378	192,420	196,716

Loss from operations	(119,426)	(90,284)	(23,650)

Interest income	2,886	4,261	4,857

Interest expense	4,968	4,636	2,909

Other income, net	15,707	10,517	1,804

Loss before income tax expense	(105,801)	(80,142)	(19,898)

Income tax expense	(1,170)	(4,384)	(35,781)

Net loss	(106,971)	(84,526)	(55,679)

Preferred stock beneficial conversion feature	(6,900)	(5,612)	—

Net loss applicable to common shareholders	$(113,871)	$(90,138)	$(55,679)

Net loss per common share — basic and diluted	$(2.73)	$(2.23)	$(1.45)

Weighted average common shares outstanding — basic and diluted	41,739	40,376	38,527

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2000, 1999 and 1998
(Dollars in thousands, except share amounts)

	Redeemable						Accumulated
	Convertible					Retained	Other
	Preferred Stock		Common Stock		Addt’l	Earnings	Comprehensive	Comprehensive
					Paid-In	(Accumulated	Income	Income
	Shares	Amount	Shares	Par Value	Capital	Deficit)	(Loss)	(Loss)

Balance, December 31, 1997	—	—	38,040,363	$380	$204,242	$25,425	$(2,082)

Exercise of employee stock options	—	—	232,068	2	979	—	—

Employee stock purchase plan shares	—	—	286,074	3	2,345	—	—

Issuance of shares — Starlight acquisition	—	—	1,509,266	15	14,664	—	—

Net loss	—	—	—	—	—	(55,679)	—	$(55,679)
Other comprehensive income (loss)

Foreign currency translation adjustment	—	—	—	—	—	—	—	(63)

Unrealized gain on marketable securities	—	—	—	—	—	—	—	11

Other comprehensive loss	—	—	—	—	—	—	(52)	(52)

Comprehensive loss	—	—	—	—	—	—	—	$(55,731)

Balance, December 31, 1998	—	—	40,067,771	400	222,230	(30,254)	(2,134)

Exercise of employee stock options	—	—	254,043	3	1,841	—	—

Employee stock purchase plan shares	—	—	295,820	3	1,442	—	—

Treasury stock transactions	—	—	—	—	—	—	—

Issuance of preferred shares — Series A	4,478,708	$30,500	—	—	—	—	—

Net loss	—	—	—	—	—	(84,526)		$(84,526)
Other comprehensive income (loss)

Foreign currency translation adjustments	—	—	—	—	—	—	—	823

Unrealized loss on marketable securities	—	—	—	—	—	—	—	(6)

Other comprehensive income	—	—	—	—	—	—	817	817

Comprehensive loss	—	—	—	—	—	—	—	$(83,709)

Balance, December 31, 1999	4,478,708	30,500	40,617,634	406	225,513	(114,780)	(1,317)

Exercise of employee stock options	—	—	438,659	4	3,187	—	—

Employee stock purchase plan shares	—	—	192,739	2	1,030	—	—

Treasury stock transactions	—	—	—	—	—		—

Issuance of preferred shares — Series B	8,738,000	21,845	—	—	—	—	—

Conversion of preferred shares to common stock	(3,800,000)	(9,500)	3,800,000	38	9,462	—	—

Beneficial conversion feature adjustment	—	—	—	—	6,207	—	—

Net loss	—	—	—	—	—	(106,971)	—	$(106,971)
Other comprehensive income (loss)

Foreign currency translation adjustments	—	—	—	—	—	—	—	(605)

Other comprehensive loss	—	—	—	—	—	—	(605)	(605)

Comprehensive loss	—	—	—	—	—	—	—	$(107,576)

Balance, December 31, 2000	9,416,708	$42,845	45,049,032	$450	$245,399	$(221,751)	$(1,922)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Treasury Stock		Total
			Stockholders’
	Shares	Cost	Equity

Balance, December 31, 1997	—	—	$227,965

Exercise of employee stock options	—	—	981

Employee stock purchase plan shares	—	—	2,348

Issuance of shares — Starlight acquisition	—	—	14,679

Net loss	—	—	(55,679)
Other comprehensive income (loss)

Foreign currency translation adjustment	—	—	(63)

Unrealized gain on marketable securities	—	—	11

Other comprehensive loss	—	—	—

Comprehensive loss	—	—	—

Balance, December 31, 1998	—	—	190,242

Exercise of employee stock options	—	—	1,844

Employee stock purchase plan shares	—	—	1,445

Treasury stock transactions	92,065	$(556)	(556)

Issuance of preferred shares — Series A	—	—	—

Net loss	—	—	(84,526)
Other comprehensive income (loss)

Foreign currency translation adjustments	—	—	823

Unrealized loss on marketable securities	—	—	(6)

Other comprehensive income	—	—	—

Comprehensive loss	—	—	—

Balance, December 31, 1999	92,065	(556)	109,266

Exercise of employee stock options	—	—	3,191

Employee stock purchase plan shares	—	—	1,032

Treasury stock transactions	—	—	—

Issuance of preferred shares — Series B	—	—	—

Conversion of preferred shares to common stock	—	—	9,500

Beneficial conversion feature adjustment	—	—	6,207

Net loss	—	—	(106,971)
Other comprehensive income (loss)

Foreign currency translation adjustments	—	—	(605)

Other comprehensive loss	—	—	—

Comprehensive loss	—	—	—

Balance, December 31, 2000	92,065	$(556)	$21,620

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,

	2000	1999	1998

Cash flows from operating activities:

Net loss	$(106,971)	$(84,526)	$(55,679)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	23,520	34,576	28,183

Provision for doubtful accounts	596	2,474	4,160

Provision for inventory obsolescence	14,695	3,834	6,004

Write-down of capitalized software	—	—	1,088

Write-down of long-lived assets	11,603	—	3,149

Loss on disposal of fixed assets	5,270	687	—

Provision for deferred taxes	—	—	31,721

Gain on sales of securities	—	(8,495)	—

Reduction in obligation of terminated capital lease	(3,870)	—	—

Operating charge related to preferred stock issuance	6,207	—	—

Write-off of incomplete technology	—	—	4,442

Gain on sale of MultiLink and Starlight	(15,349)	—	—

Other non-cash items	—	(6)	896

Changes in operating assets and liabilities, net of effects of purchased business:

Accounts receivable	27,508	136	29,376

Inventories	(14,776)	(6,298)	8,812

Other current assets	5,762	(4,619)	(1,086)

Accounts payable	(369)	(10,938)	2,468

Accrued compensation and benefits, accrued expenses, and accrued income taxes	(3,763)	2,306	(4,035)

Deferred revenue	(7,976)	5,500	(3,949)

Net cash provided by (used in) operating activities	(57,913)	(65,369)	55,550

Cash flows from investing activities:

Purchase of marketable securities	(31,262)	(120,012)	(126,262)

Proceeds from sale of marketable securities	69,049	128,796	120,336

Purchases of property and equipment	(6,207)	(12,591)	(19,421)

Proceeds from sales of fixed assets	9	342	506

Proceeds from sale of MultiLink, Inc.	25,900	—	—

Capitalized software costs	—	—	(7,446)

Cash paid to acquire business, less cash acquired	—	—	(3,964)

Purchase of other assets	—	—	(2,851)

Net cash provided by (used in) investing activities	57,489	(3,465)	(39,102)

Cash flows from financing activities:

Restricted cash and cash equivalents	(4,575)	(1,200)	—

Proceeds (payments) on short-term/long-term borrowings	1,395	(706)	(2,955)

Principal payments under capital lease obligations	(1,479)	(3,591)	(3,471)

Purchase of treasury stock	—	(556)	—

Proceeds from preferred stock issuance	21,845	30,500	—

Proceeds from exercise of stock options	3,191	1,844	981

Proceeds from employee stock purchase plan	1,032	1,445	1,718

Net cash provided by (used in) financing activities	21,409	27,736	(3,727)

Effect of exchange rate changes on cash	541	371	62

Net increase (decrease) in cash and cash equivalents	21,526	(40,727)	12,783

Cash and cash equivalents at beginning of year	21,915	62,642	49,859

Cash and cash equivalents at end of year	$43,441	$21,915	$62,642

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

      Management’s plans to continue as a going concern rely heavily on forecasted revenue from new products which were released in the third quarter of 2000. In addition, management is currently seeking additional equity investment. Management is also continuing to identify and implement internal actions to improve the Company’s liquidity. While there can be no assurances that these plans will be successful, management believes these actions will provide sufficient financial resources for the next twelve months.

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

  Foreign Exchange Contracts

      The Company and its subsidiaries have entered into foreign currency forward contracts as a hedge against specific intercompany and foreign currency receivable transactions. Forward contracts involve agreements to purchase or sell foreign currencies at specific rates at future dates. The Company does not hold or issue derivative financial instruments for trading purposes. The Company enters into derivatives only with counterparties which are financial institutions having credit ratings of single A to minimize credit risk. The Company’s hedging activities do not subject the Company to exchange rate risk because the gains and losses on these contracts offset the losses and gains on the assets, liabilities, and transactions being hedged. The carrying amount of the forward contracts is the fair value, which is determined by obtaining market prices. Gains and losses on forward contracts are recognized each reporting period and are offset against the gain or loss on the hedged item in the same period that the underlying transactions are settled. At December 31, 2000 and 1999, the Company had contracts maturing through April 3, 2001 and April 3, 2000 to purchase $6,126 and $10,473, respectively, in foreign currency (British pounds, French francs, German marks, Japanese yen, and Australian dollars).

  Cash Equivalents and Marketable Securities

      The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Those instruments with maturities between three months and twelve months are considered to be short-term marketable securities and investments with maturities of greater than one year are classified as long-term marketable securities. At December 31, 1999, marketable securities primarily consist of corporate obligations. The Company had no marketable securities at December 31, 2000.

      The Company classifies all marketable securities as available for sale. They are carried at their fair value, based on quoted market prices, with the unrealized gains and losses; net of tax, reported in accumulated other comprehensive income. The cost of marketable securities is adjusted for the amortization of premiums and accretion of discounts over the life of the security. Such amortization and interest are included in interest income. For the purpose of determining gain or loss, the specific identification of securities method is used. Realized gains and losses are included in other income.

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

      Maintenance and repairs are charged to expense as incurred. Significant improvements and costs incurred during the application development stage of software developed for internal use, including website development, are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

  Research and Development and Capitalized Software Costs

      Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software production costs incurred subsequent to the establishment of technological feasibility are capitalized until the product is available for general release to customers.

      During the years ended December 31, 1998 and 1997, the Company capitalized approximately $7,446 and $7,252, respectively, of software production costs. No such costs were capitalized during the years ended

December 31, 2000 and 1999, as these costs were deemed immaterial. Capitalized software for the year ended December 31, 1998 also included completed technology of $12,781 acquired through the purchase of Starlight. Amortization is based on the straight-line method over the remaining estimated life of the product or on the ratio of current revenue to total projected product revenue, whichever is greater. During the years ended December 31, 2000, 1999 and 1998 the Company amortized approximately $4,436, $9,143 and $1,023, respectively, of software costs.

  Other Assets

      Included in other assets are intangible assets, consisting primarily of intellectual property rights and non-compete agreements, which are amortized over their estimated useful life, ranging from eighteen to thirty-six months. Accumulated amortization on intangible assets was $3,698, $3,144 and $279, at December 31, 2000, 1999 and 1998, respectively. Also included in other assets are prepaid royalties and investments accounted for under the cost method. The Company reviews other long-term assets for any impairment in accordance with the Statement of Financial Accounting Standard No. 121 “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS 121), whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

  Revenue Recognition

      The Company considers revenue recognized when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured.

      Revenue from product sales is recognized when the product is shipped to the customer and there are either no unfulfilled company obligations or any obligations will not affect the customer’s final acceptance of the arrangement. Revenue from professional service is recognized as the services are provided. Revenue from maintenance contracts is recognized ratably over the term of the contract. Allowances for estimated future product returns and price protection under the Company’s agreements with its distributors and resellers are provided for in the same period as the related revenue. In addition, revenue related to sales to certain resellers who stock the Company’s products and for which a right of return exists, is recognized only when the reseller sells its stock through to its customers. Revenue under arrangements where products and services are sold together is allocated to each element based on their relative fair values.

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

	Year Ended December 31,

	2000	1999	1998

Basic and Diluted EPS Computation

Numerator:

Net loss applicable to common shareholders	$(113,871)	$(90,138)	$(55,679)

Denominator:

Weighted average common shares outstanding	41,739	40,376	38,527

Basic and diluted EPS	$(2.73)	$(2.23)	$(1.45)

      Options to purchase shares of the Company’s Common Stock of 5,819,086, 6,912,081 and 6,686,832 were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because they were antidilutive due to the net losses sustained in 2000, 1999 and 1998. Warrants for 2,723 shares of the Company’s Common Stock and Convertible Preferred Stock of 9,461,708 shares were outstanding at December 31, 2000, but were not included in the computation of diluted EPS because they were antidilutive due to the loss sustained in 2000.

  Concentrations

  Credit Risk

      Financial instruments, which potentially subject the Company to concentration of credit risk, include cash, cash equivalents, foreign currency forward contracts and trade receivables. With respect to its cash and cash equivalents, the Company invests its excess cash primarily in deposits with a commercial bank and corporate obligations and has established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity. The Company sells its products to a variety of customers, including end users, dealers and distributors, in a variety of different industries and geographic regions. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

  Suppliers

      Certain components and parts used in the Company’s products are procured from a single source. The Company obtains parts from one vendor only, even where multiple sources are available, to maintain quality control and enhance the working relationship with suppliers. These purchases are made under existing contracts or purchase orders. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby adversely affect the Company’s revenues and profits.

  Newly Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” This statement, as amended, was originally effective for all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement 137, which delayed the effective date of Statement 133 by one year. Statement 133 will be effective for PictureTel’s fiscal year beginning January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the effects of this change but anticipates that the adoption of SFAS 133 will not have a significant effect on the Company’s financial position or results of operations.

  Reclassifications

      The presentation of certain prior year information has been reclassified to conform with the current year presentation. These reclassifications had no effect on net income or stockholders’ equity.

      Effective in the fourth quarter of 2000, the Company adopted the FASB’s Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Consistent with this issue, amounts billed to customers for shipping and handling have been reclassified as revenue from cost of revenue in the Company’s financial statements. Amounts reclassified for the first three quarters of 2000, and for the years 1999 and 1998 were $546, $716 and $991, respectively.

3.  Impairment of Long-lived Assets:

      Based on continuing operating losses and a change in product strategy for a division of the Company’s videoconferencing products segment, the Company performed a review of its intangible assets including purchased software, tradename, assembled workforce and goodwill. In connection with this review, the Company determined that the carrying value of the goodwill and other intangible assets exceeded its fair value based on Company projections of the discounted future net cash flows from use, considering zero residual value for these assets. Accordingly, the Company recorded an impairment charge of $11,188 during 2000, of which $6,905 is included in cost of revenue and $4,283 is included in selling, general and administrative expense in the Company’s Consolidated Statements of Operations, all of which impacted the Company’s videoconferencing products segment.

4.  Inventories:

      Inventories consist of the following:

	December 31,

	2000	1999

Purchased parts	$4,018	$3,184

Work-in-process	234	1,157

Finished goods	22,768	28,589

	$27,020	$32,930

      During 2000, the Company recorded a $4,721 charge to reduce legacy PC-based inventory to its net realizable value. The charge primarily reflects a reduction in the carrying value of the inventory to its estimated fair market value, based on estimated selling prices, less costs to sell. The inventory write-down is associated with lower than expected sales of PC-based videoconferencing systems, exacerbated by the Company’s transition to its next generation product line, PictureTel Series 900.

5.  Marketable Securities:

      The Company has no marketable securities at December 31, 2000. At December 31, 1999, marketable securities, including $8,708 reported in cash equivalents, were as follows:

	December 31, 1999

	Amortized	Fair
	Cost	Value

U.S. Government and its agencies	$3,726	$3,726

Corporate obligations	42,769	42,769

Total debt securities	$46,495	$46,495

      During the third quarter of 1999, the Company recorded an $8,495 gain on the sale of RealNetworks stock. This stock was acquired through a 1996 investment in Vivo Software, Inc., which was subsequently acquired by RealNetworks. This gain is included in other income.

6.  Property and Equipment:

      Property and equipment consist of the following:

	December 31,

	2000	1999

Property and equipment, excluding assets under capital leases:

Equipment	$107,750	$113,572

Furniture and fixtures	15,875	18,071

Leasehold improvements	16,634	20,777

	140,259	152,420

Less: Accumulated depreciation	121,949	119,918

	18,310	32,502

Assets under capital leases:

Buildings	—	38,000

Buildings held for sublease	—	20,938

Equipment and furniture	—	2,774

	—	61,712

Less: Accumulated depreciation	—	7,995

	—	53,717

Property and equipment, net	$18,310	$86,219

      At December 31, 2000 and 1999, accumulated depreciation amounted to $0 and $5,353 on buildings under capital leases and $0 and $2,642 on equipment and furniture under capital leases, respectively. Depreciation expense for the years ended December 31, 2000 and 1999 was $16,538 and $20,926, respectively. Annual depreciation expense for the years 2000 and 1999 of $1,163, related to the buildings under capital lease held for sublease and the related sublease income of $2,353, was included in other income.

7.  Debt:

      The Company entered into a new asset-based secured revolving credit agreement dated August 21, 2000, which will expire on August 21, 2003. The new credit facility provides a revolving credit line of up to $35,000 with Congress Financial Corporation (New England) (the “Lender”). The availability for borrowings under the new credit facility are variable based on eligible receivables and is subject to a $10,000 minimum reserve, which is available at the Lender’s discretion. The Company is required to maintain cash collateral equal to 105% in an account held at the Lender of the outstanding obligations or an equal dollar amount of eligible receivables. At December 31, 2000, availability based on receivables and net of the $10,000 discretionary reserve was $4,448. Interest for loans under this facility is payable at 1% above the Lender’s prime rate. There were no borrowings outstanding against the calculated receivable availability at December 31, 2000. The Company has $5,000 of outstanding standby letters of credit issued under this agreement as of December 31, 2000. The letters of credit have been collateralized 105% and are in an account held at the Lender. Cash subject to the cash collateral requirement amounts to $5,775 and is classified as current on the Company’s balance sheet at December 31, 2000. Fees for letters of credit outstanding against this facility are payable at 225 basis points per annum of the face amount. The secured letters of credit expire between September 2001 and December 2001. This credit agreement also contains certain financial covenants, including minimum net worth and working capital requirements. This new credit facility replaces the amended facility entered into in May 2000. A term loan provided by the amended credit facility in the amount $8,500 was paid in full in July 2000 from a portion of the proceeds of the Series B Preferred Stock issued in the third quarter of 2000. (See also Note 9.)

      Local lines of credit are available for short-term advances of up to $1,487 to certain of the Company’s foreign subsidiaries. The agreements require interest payable up to one and three-quarter percent, per annum. Borrowings totaling $1,487 were outstanding against these local lines of credit at December 31, 2000.

      The Company has operating leases for various rented properties. The Company signed an agreement to sublease MultiLink’s former facility at 6 Riverside Drive in Andover, Massachusetts in May 1999, as part of its space consolidation efforts. As of December 31, 2000, the remaining obligation under this operating lease was $7,125. After giving effect to expected sublease income, this obligation is $4,748. In addition, in June 1998, the Company subleased its property at 50 Minuteman Road for a ten-year term. As of December 31, 2000, the remaining obligation under this operating lease was $19,220. After giving effect to expected sublease income, the remaining obligation under this operating lease was $1,209.

      Pursuant to an option agreement with the landlord of its facility located at 200 Minuteman Road in Andover, Massachusetts, the Company vacated certain space in the 200 Minuteman facility during the third quarter in exchange for termination of the lease. Under the terms of this agreement, termination charges amounted to $15,142, net of a $1,806 gain on the elimination of the capitalized lease and related liability of $35,760 and $37,566, respectively. The $15,142 net charges included a $3,756 loss on leasehold improvements, $340 real estate commission, $1,419 incremental rent charge, cash payment of $11,433, and the above mentioned $1,806 gain. In December 2000, pursuant to an option agreement exercisable only by the landlord, with respect to other properties in the Minuteman Park on Minuteman Road in Andover, Massachusetts, the Company renegotiated its lease term on the 50 Minuteman facility. In connection therewith, termination charges amounted to $7,654, net of a $2,064 gain on the elimination of the capitalized lease and related liability of $17,061 and $19,125, respectively. The $7,654 net charges included a $718 incremental rent charge, a cash payment of $9,000 and the gain of $2,064 mentioned above.

8.  Commitments:

      The Company has commitments under non-cancelable operating leases for office and manufacturing space. The facility leases are for terms ranging from one to fourteen years. The leases generally contain provisions that allow for expansion, extension and termination. In December 2000, the Company renegotiated the 1997 eighteen year lease agreement for the building at 50 Minuteman Road in Andover, Massachusetts, shortening the lease term by seven years, now expiring in 2008. In June 1998, the property was subleased for a period of ten years. As of December 31, 2000, the lease is accounted for as an operating lease. Effective July 1999, the Company subleased the property at 6 Riverside Drive in Andover for a period of 5 years. This operating lease expires in 2007. Additionally, the Company continues to lease its facility in Mountain View, California where offices for its former Starlight division were located until disposition of the division in October 2000. This lease is scheduled to expire in 2003.

      Future minimum lease payments under operating leases with initial or remaining terms of one year or more are:

Operating
Leases

2001	$10,981

2002	10,467

2003	9,732

2004	9,170

2005	9,147

Thereafter	42,392

Total future minimum lease payments	$91,889

      Total future minimum lease payments have not been reduced by future minimum sublease payments under non-cancelable sublease agreements. Income from future minimum sublease agreements with initial or remaining terms of one year or more are:

Operating
Leases

2001	$3,209

2002	3,188

2003	3,106

2004	2,765

2005	2,414

Thereafter	6,034

Total future minimum sublease payments	$20,716

      Net rental expense for operating leases was $10,165, $10,783 and $11,692 for 2000, 1999 and 1998, respectively.

      In conjunction with a joint development agreement with Sharp Corporation, the Company has agreed to pay up to a maximum amount of $900 for tooling costs in 2001. This amount has been included in accrued expenses on the Company’s balance sheet as of December 31, 2000. In addition, the Company has outstanding commitments as of December 31, 2000 to purchase approximately $20,000 of inventory over a twelve month period, scheduled to begin with the release of the new products being jointly developed. The first products are scheduled for release in the second quarter of 2001.

9.  Capital Stock and Redeemable Preferred Stock:

  Redeemable Convertible Preferred Stock

      The Company’s redeemable preferred stock is comprised of the following:

	December 31,	December 31,
	2000	1999

Redeemable Convertible Preferred Stock:

Series A:

4,500,000 shares authorized, 4,478,708 shares, issued and outstanding at December 31, 2000 and December 31, 1999	$30,500	$30,500

Series B:

9,000,000 shares authorized, 4,983,000 and 0 shares issued and outstanding at December 31, 2000 and December 31, 1999	12,345	—

Total Redeemable Convertible Preferred Stock	$42,845	$30,500

      On July 13, 2000 the Company announced it had agreements with investors to purchase $21,845 (8,738,000 shares at $2.50 per share) of new convertible shares of Series B Preferred Stock. In conjunction with the purchase of convertible Series B Preferred Stock, each investor also received a specified small minority interest in the Company’s subsidiary, 1414c, Inc. The Company determined that the fair value of shares received in the Company’s subsidiary, 1414c, by the investors was insignificant. In addition, in accordance with the convertible Series B Preferred Stock agreement, the Company also entered into a joint venture and hosting agreement with one of the investors. These transactions were completed and the funds became available on July 24, 2000. In October 2000, one of the investors converted its 3,800,000 shares of the Series B Preferred Stock to 3,800,000 shares of the Company’s Common Stock.

      The convertible Series B Preferred Stock is non-voting and preferred with respect to dividend rights and liquidation preference to the Company’s Common Stock. When issued, each share of Series B Preferred Stock, was convertible into one share of common stock, which represents a discount from the fair value of common stock on the date of issuance of $1.50 per share. The value attributable to this conversion right represents an incremental yield, or a beneficial conversion feature. For investors that have a purely financial relationship with the Company, the discount resulting from the allocation of proceeds to the beneficial conversion feature is accreted, using the interest method, from the date of issuance through the date the Series B Preferred Stock is first convertible which is October 13, 2000. The Company has recorded accretion of $6,900 for the year ended December 31, 2000. This accretion represents a non-cash charge in determination of net loss attributable to common shareholders.

      The investor that entered into a joint venture and hosting agreement with the Company as well as investors that are also employees or directors of the Company are considered to have a business relationship with the Company beyond that of a financial investor. As a result, their investments are considered to involve elements of compensation for goods or services. Therefore, the Company determined the fair value of the beneficial conversion feature associated with these shares to be $6,207, which has been recorded as selling, general and administrative expense during the year ended December 31, 2000.

      On February 18, 1999, an investor acquired approximately 10% of the Company’s equity when it invested $30,500 in convertible Series A Preferred Stock. The convertible preferred stock was issued to the investor at a price of $6.81 per share. The shares are convertible to common stock on a one for one basis, which represents a discount from the fair value of common stock on the date of issuance of $8.01 per share. The intrinsic value attributable to this conversion right represents a beneficial conversion feature that has been recorded as an increase to net loss in the consolidated statement of operations in the period ended December 31, 1999, and represents a non-cash charge in the determination of net loss attributable to common stockholders.

      The Company’s Board of Directors is empowered to fix the terms and rights of the Series A preference stock and issuance of the convertible Series A Preferred Stock limits the rights of the common stockholders. The Series A convertible Preferred Stock issued is non-voting and preferred with respect to dividend rights and liquidation preference to the Company’s Common Stock. For the period through February 17, 2004, the holders of the convertible preferred stock are entitled to receive, out of funds legally available, noncumulative dividends on shares of common stock or preferred stock for each share of preferred stock held per year, when and if declared by the Board of Directors. The Series A convertible Preferred Stock is subject to redemption requirements that are outside of the control of the Company under certain limited circumstances, as defined in the Series A Certificate of Designation. Those circumstances include a merger or consolidation of the Company in which its stockholders do not retain a majority of the voting power in the surviving corporation. Under such circumstances, the holders of Series A convertible Preferred Stock are entitled to receive a payment equal to the purchase price originally paid for the Series A convertible Preferred Stock together with any declared but unpaid dividends, before any payment is made to holders of common stock.

  Treasury Stock

      In October 1998, the Board of Directors authorized a plan to repurchase up to 1,000,000 shares of the Company’s Common Stock in open market, privately negotiated or other transactions. No shares were repurchased during 1998. The Company repurchased 70,000 shares during 1999 at a cost of $556 (approxi-

mately $7.94 per share). In addition, 22,065 shares were returned to the Company from shares held in escrow related to the MultiLink acquisition.

  Warrants

      As part of the acquisition of Starlight Networks, Inc. in 1998, the Company assumed warrants, issued by the acquired company. Provisions of the warrants include rights to purchase 2,723 shares of Common Stock and are exercisable at an average price of $27.83 per share and have expiration dates ranging from February 2002 through February 2007.

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

  Stock-Based Compensation Plans

      The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation costs were recognized in 2000, 1999 and 1998.

      Net loss and net loss per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows:

	Year Ended December 31,

	2000	1999	1998

Net loss applicable to common shareholders

As reported	$(113,871)	$(90,138)	$(55,679)

Pro forma	(120,601)	(98,638)	(66,224)
Net loss per common share — basic and diluted

As reported	$(2.73)	$(2.23)	$(1.45)

Pro forma	(2.89)	(2.44)	(1.72)

  Employee Stock Purchase Plan

      Under terms of an Employee Stock Purchase Plan (the “ESPP”) adopted in 1994 and amended in 1996, eligible employees are able to purchase shares of the Company’s Common Stock at 85% of the average market value as of the start of each six month option period or the end of such period, whichever is lower. As of December 31, 2000, shareholders have authorized the purchase of up to 2,000,000 shares of Common Stock under the ESPP. Shares purchased under the ESPP in 2000, 1999 and 1998 totaled 165,896, 295,820 and 286,074, respectively.

      On June 17, 1999, the Company’s shareholders approved the 1999 Foreign Subsidiary Employee Stock Purchase Plan (“the Foreign Plan”). Under the Foreign Plan, eligible foreign subsidiary employees are able to purchase shares of the Company’s Common Stock on terms substantially similar to those of the ESPP. Up to 500,000 shares are authorized under the Foreign Plan. There were 26,843 shares purchased under the Foreign Plan in 2000.

      The weighted average grant date fair value of the shares purchased was $2.63, 2.15 and $2.64 in 2000, 1999 and 1998, respectively. At December 31, 2000, there were 1,336,529 shares available under these plans.

      For the purpose of providing pro forma disclosures, the fair values of shares purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 2000, 1999 and 1998, respectively:  a risk-free interest rate of 6.01%, 4.97% and 5.11%, an expected life of 6 months, expected volatility of 78%, 69% and 65% and no expected dividends.

  Stock Option Plans

      On November 14, 1989, the Company’s shareholders approved the PictureTel Equity Incentive Plan (the “EIP”). Pursuant to terms contained therein, the EIP terminated on November 14, 1999 and as of November 14, 1999, shareholders have authorized the issuance of up to 9,000,000 shares of post Stock Split Common Stock under the Plan. Following the Termination Date, no additional options were granted under the EIP, but earlier option grants made thereunder expire seven to ten years after the effective date of the grant. On June 17, 1999, the Company’s shareholders approved the PictureTel 1999 Equity Plan (the “1999 Plan”). As of December 31, 2000, shareholders have authorized the issuance of up to 3,000,000 shares of Common Stock under the 1999 Plan. The 1999 Plan permits the granting of non-statutory and incentive stock options, a variety of stock and stock-based awards and related benefits, and cash performance awards, which are in addition to option grants under the EIP and the 1984 Amended and Restated Stock Option Plan, to employees and other persons who are in a position to make significant contributions to the success of the Company. Generally, grants issued under these plans become exercisable over a four year period and expire ten years (seven years for United Kingdom issued grants) after the effective date.

      Effective October 23, 1992, the Board of Directors adopted the 1992 Non-Employee Directors’ Stock Option Plan. As of December 31, 1998, shareholders have authorized the issuance of up to 430,000 shares of Common Stock under the Plan to eligible non-employee directors. Under this Plan, each non-employee director at October 23, 1992 and each non-employee director subsequently elected receives, at October 23, 1992 or the director’s first election date, a non-statutory option to purchase 40,000 shares of post Stock Split Common Stock at an exercise price equal to the fair market value of the stock on the effective date of grant. The Plan was amended at the Annual Meeting on June 17, 1996 so as to increase the aggregate number of shares available for issuance under the Plan from 280,000 to 430,000, and to further provide, as of August 1, 1996, for the automatic grant of a non-statutory option to purchase 20,000 shares of Common Stock to directors who have been directors for more than two years on August 1, 1996, and on the later date of first election of any other director and thereafter, for the annual grant of stock options to purchase 5,000 shares of the Company’s Common Stock on August first of each year, commencing on August 1, 1997, so long as such individual is serving as a director on the applicable August first date, provided that no such annual option for 5,000 shares shall be granted to a director who first became a director of the Company within six months prior to August first of said year. The Plan was further amended by the Board of Directors on February 27, 1998 to provide for non-automatic grants of non-statutory options not to exceed 60,000 shares in the aggregate for all directors. On June 17, 1999, because of anticipated accounting rule changes affecting the grant of stock options to outside directors, the Plan was amended by the Board of Directors to provide for the immediate vesting of all options granted after August 1, 1999. All options expire ten years after the effective date of grant; all options, except annual and non-automatic options, granted prior to August 1, 1999 become exercisable over a one-year period; and all options granted after August 1, 1999 become exercisable immediately at the date of grant. At December 31, 2000, there were 433,026 shares available for future grant under these plans.

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

      Effective upon the consummation of the acquisition of Starlight Networks, Inc. on November 10, 1998, the Board of Directors voted to approve the 1998 Acquisition Stock Option Plan (the “Acquisition Plan”). The Acquisition Plan permits the grant of non-qualified options to purchase shares of Common Stock of PictureTel Corporation to Starlight employees who are in a position to make significant contributions to the success of the Company. The Board of Directors amended the Acquisition Plan on March 1, 2001 to further permit the grant of stock options to employees of the Company (excluding directors and officers of the Company), subsidiaries of the Company, and business acquired by the Company. The Compensation Committee of the Board of Directors administers the Acquisition Plan. There is reserved for issuance under the Plan 400,000 shares of Common Stock to be issued upon exercise of the options granted under the Plan. All options expire ten years after the effective date of the grant, and such options become exercisable over a four-year period. At December 31, 2000, there were 362,729 shares available for future grant under the Plan.

      The following table summarizes the Company’s stock option plans at December 31, 2000, 1999 and 1998 and changes during the years then ended:

	2000		1999		1998

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	6,912,081	$7.05	6,686,832	$9.16	4,728,190	$11.21

Granted at fair market value	2,855,004	4.80	4,790,305	5.35	3,627,100	7.01

Exercised	(438,659)	7.28	(254,043)	7.26	(232,068)	4.23

Forfeited	(3,509,340)	6.85	(4,311,013)	8.41	(1,436,390)	11.26

Outstanding at end of year	5,819,086	$6.06	6,912,081	$7.05	6,686,832	$9.16

Options exercisable at year-end	2,135,317	$7.97	1,921,405	$10.23	2,328,993	$11.52

Weighted-average grant date fair value of options granted during the year at fair market value		$3.62		$3.49		$4.38

     The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable

		Weighted-Average
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	(In years)	Exercise Price	Exercisable	Exercise Price

$ 0.893 – $ 2.656	338,856	9.44	$2.598	37,556	$2.653
2.679 – 3.625	495,240	9.40	3.278	2,096	3.310
3.656 – 3.719	936,991	7.81	3.718	319,676	3.715
3.880 – 5.031	858,251	9.09	4.756	165,843	4.403
5.188 – 5.531	1,178,988	8.63	5.497	459,175	5.521
5.625 – 6.810	624,687	8.88	6.388	109,340	6.045
6.813 – 8.875	732,817	6.37	8.079	507,415	8.187
8.940 – 12.875	485,606	6.00	9.722	367,251	9.730
14.970 – 25.815	106,950	6.02	17.172	106,265	17.174
35.000 – 40.500	60,700	5.41	36.814	60,700	36.814

$ 0.893 – $40.500	5,819,086	8.12	6.06	2,135,317	7.97

      For the purpose of providing pro forma disclosures, the fair values of options granted were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: a risk-free interest rate of 6.27%, 5.65% and 5.10%, an expected life of 6.0, 5.5 and 5.5 months, expected volatility of 85%, 71% and 67% and no expected dividends.

10.  Income Taxes:

      Significant items making up total net deferred tax assets are as follows:

	December 31,

	2000	1999

Net operating loss and tax credit carryforwards	$85,281	$66,723

Inventory reserves	6,398	3,387

Depreciation and amortization	6,263	(2,816)

Other temporary differences	21,152	15,985

Valuation allowance	(119,094)	(83,279)

Total net deferred tax assets	$—	$—

      Other temporary differences principally represent bad debt and warranty reserves, deferred research and development, deferred revenue, vacation and other payroll related differences. Management believes the Company is unlikely to fully realize the deferred tax assets and accordingly has established a full valuation allowance on the deferred tax assets. Approximately $7,959 of the gross deferred tax assets at December 31, 2000 relates to the benefit of deductions from the exercise of stock options. The benefit will be recorded as a credit to additional paid in capital when realized.

      The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,

	2000	1999	1998

Federal income taxes:

Currently payable	$—	$—	$253

Deferred	—	—	24,634

State income taxes:

Currently payable	450	204	75

Deferred	—	—	7,011

Foreign taxes:

Currently payable	720	4,180	3,732

Deferred	—	—	76

Total	$1,170	$4,384	$35,781

      The differences between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	Year Ended December 31,

	2000	1999	1998

Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%

State income tax, net of federal tax benefit	(3.8)	(4.4)	0.2

Federal credits from research and development	0.6	(0.7)	—

Difference between foreign and US tax rates	1.7	4.4	3.1

Change in deferred asset valuation allowance	33.2	39.6	207.6

Other	4.4	1.6	3.9

Effective tax rate	1.1%	5.5%	179.8%

      At December 31, 2000, the Company had remaining net operating loss (“NOL”) carryforwards available of approximately $195,000 to offset future federal taxable income. The Company also has unused federal research and development tax credits of approximately $5,151. The NOL and tax credit carryforwards both expire at various dates through the year 2020. As a result of prior equity issuances, the Company’s use of NOL carryforwards incurred prior to July 1988 is subject to certain annual limitations. At December 31, 2000, approximately $3,975 of the available NOL carryforwards have an annual limitation amount of approximately $662 that may be used to reduce the Company’s taxable income in the future. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.

11.  Employee Benefit Plans:

      The Company has a defined contribution profit sharing plan incorporating features under Section 401(k) of the Internal Revenue Code designed to provide retirement benefits to its employees. The Plan covers substantially all employees of the Company, and eligible participants may contribute up to 15% of their pay on a pretax basis subject to annual dollar limits established by the Internal Revenue Code and plan limitations. The Plan document states that the Company will provide at least 33.3% matching contribution up to the first 3% of each participant’s eligible compensation. For the years ended December 31, 2000, 1999 and 1998, the Company’s matching contribution was 50%, 50% and 50%, respectively or $400, $600 and $780, respectively.

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

12.  Segment Information:

      The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which aggregates its business into two reportable operating segments: videoconferencing products and videoconferencing services. The videoconferencing products segment develops, manufactures and markets visual communications systems and collaboration software. The videoconferencing services segment provides services for the videoconferencing products.

      In 2000, 1999 and 1998, no customer accounted for 10% or more of total revenue. One supplier accounted for 32%, 33% and 32% of the Company’s purchases from outside vendors in 2000, 1999 and 1998, respectively. Another supplier accounted for 18% of the Company’s purchases from outside vendors in 1999 and a third supplier accounted for 10% of the Company’s purchases from outside vendors in 1998.

	Video-	Video-
	conferencing	conferencing
	Products	Services	Other	Total

Year ended December 31, 2000

Revenue from external customers	$159,160	$69,741	$16,248	$245,149

Operating income (loss)	$(74,161)	$9,585	$(54,850)	$(119,426)

Year ended December 31, 1999

Revenue from external customers	$233,249	$70,304	$20,442	$323,995

Operating income (loss)	$(68,409)	$2,976	$(24,851)	$(90,284)

Year ended December 31, 1998

Revenue from external customers	$324,478	$59,760	$22,905	$407,143

Operating income (loss)	$(16,049)	$7,191	$(14,792)	$(23,650)

      The classification “Other” consists of non-core business revenue and expense and corporate administrative functions, which are excluded from the videoconferencing products and videoconferencing services segments for management decision making.

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

		United
	United States	Kingdom	Japan	All Other	Total

Year ended December 31, 2000

Revenue from external customers	$157,180	$51,129	$20,305	$16,535	$245,149

Long-lived assets	$17,366	$2,467	$1,112	$226	$21,171

Year ended December 31, 1999

Revenue from external customers	$201,480	$65,654	$27,055	$29,806	$323,995

Long-lived assets	$104,109	$3,872	$2,225	$1,150	$111,356

Year ended December 31, 1998

Revenue from external customers	$268,102	$79,396	$24,747	$34,898	$407,143

Long-lived assets	$125,997	$3,804	$2,295	$2,235	$134,331

      Segment information for 1998 has been reclassified to reflect the new allocation method employed in 1999.

13.  Unaudited Interim Financial Information:

      Quarterly financial information is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2000

Revenue(1)	$65,203	$61,565	$70,029	$48,352

Gross margin	17,719	6,577	20,829	11,827

Net loss applicable to common shareholders	(23,842)	(37,973)	(43,619)	(8,437)

Net loss per common share — basic and diluted	$(0.59)	$(0.93)	$(1.06)	$(0.19)

1999

Revenue(1)	$76,421	$86,146	$78,953	$82,475

Gross margin	24,222	27,025	24,930	25,959

Net loss applicable to common shareholders	(31,582)	(31,832)	(10,567)	(16,157)

Net loss per common share — basic and diluted	$(0.79)	$(0.79)	$(0.26)	$(0.40)

(1)	Effective in the fourth quarter of 2000, the Company adopted the FASB’s Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Consistent with this Issue, amounts billed to customers for shipping and handling have been reclassified as revenue from cost of revenue in the Company’s financial statements. Amounts reclassified for the first, second and third quarters of 2000 were $136, $141 and $269, respectively. Amounts reclassified for the first, second, third and fourth quarters of 1999 were $227, $184, $140 and $165, respectively.

14.  Supplemental Cash Flow Information:

	2000	1999	1998

Supplemental cash flow information:

Interest paid	$5,056	$4,642	$2,903

Income taxes paid	$1,394	$1,845	$1,245

Supplemental disclosure of non-cash investing activity:

Building acquired under capital lease	$—	$—	$38,000

Issuance of stock for acquisition	$—	$—	$14,679

Assumption of debt for acquisition	$—	$—	$3,544

Supplemental disclosure of non-cash financing activity:

Preferred stock beneficial conversion feature	$6,900	$5,612	$—

15.  Sale of Business Assets:

      On October 12, 2000, the Company completed the sale of its Starlight division to AxessPoint, Inc. Terms of the sale provided for a note receivable in the amount of $300 payable to PictureTel on April 9, 2001. The Company has recorded a gain of $104, net an impairment charge of $11,188 (Note 3), on this sale in 2000, which is included in other income on the Company’s Consolidated Statements of Operations.

      Also during 2000, the Company completed the sale of MultiLink, Inc. to Spectel Group Ltd. for $25,900 cash on November 27, 2000. As a result of this sale, the Company recorded a gain of $15,245 on the sale in 2000, which is included in other income on the Company’s Consolidated Statements of Operations.

16.  Other Charges:

      During the year ended December 31, 2000, the Company recorded charges totaling $42,313. Of these charges, $6,905 were included in cost of revenue and $35,408 were included in operating expense for the year. These charges included $22,796 in lease termination costs associated with the Company’s 200 and 50 Minuteman Road facilities, a $1,205 write-off of capitalized website development costs, $917 of severance charges related to headcount reduction, $6,207 for costs associated with the beneficial conversion feature of the preferred stock issuance and $11,188 of impairment charges related to the write-down of purchased software, tradename, assembled workforce and goodwill for a division of the Company’s videoconferencing products segment.

      The Company recorded charges of $9,752 during 1999. Cost of revenue includes $491 of expense associated with workforce reductions. Operating expense includes approximately $2,554 of workforce reduction and related costs, $2,550 for the settlement of shareholder litigation, and $2,481 associated with subleasing MultiLink’s former facility at 6 Riverside Drive, Andover, Massachusetts.

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

17.  Related Party

      During 2000, the Company was involved in a development and purchase agreement with a related party, who is a stockholder of Series A and B redeemable preferred stock issued by the Company. For the year ended December 31, 2000, purchases from this related party totaled approximately $8,325 and the amount owed to this related party as of December 31, 2000, was $204.

18.  Litigation:

  A.  SEC Investigation

      In May 1999, the Company was informed that the Securities and Exchange Commission (SEC) had initiated a formal investigation of matters related to the Company’s 1997 restatement of its earnings. The Company has been cooperating with the SEC and will continue to do so. The Company expresses no opinion as to the likely outcome. While no assurances can be provided, the Company does not believe that the investigation will have a material adverse effect to its business, financial condition, results of operations or cash flows.

  B.  RevNet, Inc.

      On June 2, 1998, the Company was served with a complaint from a former distribution channel customer, RevNet, Inc., which has ceased operations. (RevNet, Inc., v. PictureTel Corporation. Civil Action 98092039, filed April 2, 1998, in the Circuit Court for Baltimore City, Maryland.) The complaint alleged that the Company breached an oral contract. RevNet was seeking $200,000 in damages. On September 13, 1999, the Company filed a related action in the Circuit Court for Baltimore City, Maryland against RevNet, Inc., Vuecom, Inc. (an entity related to RevNet, Inc.), George Harris IV, George Sandmann and Lou Brown, (PictureTel Corporation v. RevNet, Inc., et al. Civil Action 24-C99-004406) alleging among other things Breach of Contract, Fraudulent Inducement and Securities Fraud. This issue was scheduled to go to trial on May 14, 2001. On October 30, 2000, the parties agreed to a settlement of this matter. Under the terms of the settlement, the Company will pay to the RevNet group $700 over the course of the year 2001. In return, all parties have dismissed all claims and have released the others of all related causes of actions. This closes this matter.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
  PICTURETEL CORPORATION:

      Our audits of the consolidated financial statements referred to in our report dated February 21, 2001 appearing in this Form 10-K also included an audit of this financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 21, 2001

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charge to
	Beginning	Costs and			Balance at
Description	of Year	Expenses	Deductions		End of Year

	(In thousands)

Year Ended December 31, 1998

Accounts receivable reserves	$3,890	$4,160	$2,658	(a)	$5,392

Manufacturing, demonstration, and service inventory reserves	$15,140	$6,004	$8,130	(b)	$13,014

Warranty reserves	$4,727	$7,410	$7,289	(c)	$4,848

Year Ended December 31, 1999

Accounts receivable reserves	$5,392	$2,474	$2,224	(a)	$5,642

Manufacturing, demonstration, and service inventory reserves	$13,014	$3,834	$4,759	(b)	$12,089

Warranty reserves	$4,848	$5,210	$6,915	(c)	$3,143

Year Ended December 31, 2000

Accounts receivable reserves	$5,642	$3,207	$4,749	(a)	$4,100

Manufacturing, demonstration, and service inventory reserves	$12,089	$14,695	$7,190	(b)	$19,594

Warranty reserves	$3,143	$6,279	$6,184	(c)	$3,238

(a)	Specific write-offs

(b)	Specific dispositions

(c)	Specific cost

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information with respect to this item is incorporated by reference herein to information contained under the heading “Item 1 — “Election of Directors”, subheadings “Nominees for Election”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive 2001 Proxy Statement.

Item 11.  Executive Compensation

      Information with respect to this item is incorporated by reference herein to information contained under the heading “Item 1 — Election of Directors”, subheadings “Directors Compensation”, “Management Compensation” and “Employment, Severance and Other Agreements” in the definitive 2001 Proxy Statement. (Information in the 2001 Proxy Statement under “Report of the Compensation Committee” and “Performance Graph” is not incorporated by reference.)

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information with respect to this item is incorporated by reference herein to information contained under the heading “Security Ownership” in the definitive 2001 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

      Information with respect to this item is incorporated by reference herein to information contained under the heading “Certain Relationships and Related Transactions” [there was no such heading in 1996] in the definitive 2001 Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements

•	Report of Independent Accountants

•	Consolidated Balance Sheets as of December 31, 2000 and 1999

•	Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000, 1999 and 1998

•	Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

•	Notes to Consolidated Financial Statements

      2.  Financial Statement Schedule

•	Report of Independent Accountants

•	Schedule II — Valuation and Qualifying Accounts

•	Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)  Reports on Form 8-K

      1. On December 15, 2000, the Company filed a report on Form 8-K to announce the disposition of the assets formerly owned by the Company’s MutliLink subsidiary.

      2. On February 7, 2001, the Company filed a report on Form 8-K to announce the hiring of Dalton Edgecomb as the Company’s Chief Financial Officer.

(c)  Exhibits

Exhibit
Number	Description

3.1	Third Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1992).

3.1.1	Certificate of designation, preferences and other rights of the Series A Preferred Stock of PictureTel Corporation, consisting of an Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 1999).

3.1.1.1	Certificate of Decrease of the Series A Preference Stock of PictureTel Corporation, filed herewith.

3.1.2	Certificate of designation, Preferences and Other Rights of Series B Preference Stock of PictureTel Corporation, consisting of an Amendment to the Certificate of Incorporation filed as Exhibit 2 to Report on Form 8-K, dated July 31, 2000 and hereby incorporated by reference.

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed September 14, 1994).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-8, Registration Number 33-36315, effective August 10, 1990).

4.2	Shareholders’ Rights Agreement between the Company and The First National Bank of Boston as Rights Agent, dated March 25, 1992 (incorporated by reference to Exhibit 1 to the Registrant’s Registration of Certain Classes of Securities on Form 8-A dated March 26, 1992).

4.2.1	Form of Certificate of Designation with respect to Junior Preference Stock (incorporated by reference to Exhibit 2 to the Registrant’s Registration of Certain Classes of Securities on Form 8-A dated March 26, 1992).

4.2.2	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Registrant’s Registration of Certain Classes of Securities on Form 8-A dated March 26, 1992).

4.2.3	Summary of Purchase Rights (incorporated by reference to Exhibit 4 to the Registrant’s Registration of Certain Classes of Securities on Form 8-A dated March 26, 1992).

4.2.4	Amendment dated January 13, 1995 to Shareholders’ Rights Agreement (incorporated by reference to Exhibit 4.2.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

4.2.5	Stock Purchase and Investors Rights Agreement dated as of July 24, 2000, filed as Exhibit 1 to Report on Form 8-K dated July 31, 2000 and hereby incorporated by reference.

4.2.6	Stock Purchase Agreement between the Company and Intel Corporation, dated January 18, 1999, filed as Exhibit 1 to Form SC 13D filed on January 29, 1999.

10.1*	1984 Amended and Restated Stock Option Plan as amended through December 13, 1988 (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).

10.1.1*	Amendment to 1984 Amended and Restated Stock Option Plan dated October 26, 1994 (incorporated by reference to Exhibit 10.10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit
Number	Description

10.2*	PictureTel Corporation Equity Incentive Plan as amended through October 26, 1994 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.2.1*	Amendment to PictureTel Corporation Equity Incentive Plan dated June 29, 1995 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 1995).

10.2.2	Amendment to PictureTel Corporation Equity Incentive Plan dated October 18, 1996 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998).

10.3*	1992 Non-Employee Director Stock Option Plan as amended through April 10, 1996 (incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement on Form S-8, Registration Number 333-10163, effective September 2, 1997).

10.3.1	1992 Non-Employee Director Stock Option Plan as amended through February 27, 1998 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998).

10.3.2	1992 Non-Employee Directors Stock Option Plan as amended through June 17, 1999 (incorporated by reference to Exhibit 10.3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999).

10.4	PictureTel Corporation 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4 to Registrant’s Registration Statement on Form S-8, Registration Number 33-81848, effective July 22, 1994).

10.4.1	Amendment to PictureTel Corporation’s 1994 Employee Stock Purchase Plan increasing the number of shares of Common Stock which may be delivered under the plan from 1,000,000 to 2,000,000 (incorporated by reference to Exhibit 10.4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999).

10.5	401(k) Profit Sharing Retirement Plan as amended through July 1, 1994 (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.6*	Employment Agreement between PictureTel Corporation and Norman E. Gaut dated July 29, 1988 (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).

10.6.1*	Amendment dated January 15, 1995 to the Employment Agreement between PictureTel Corporation and Norman E. Gaut (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 1995).

10.6.2*	Employment Agreement Letter by and between Norman Gaut and PictureTel Corporation dated August 31, 1999 (incorporated by reference to Exhibit 10.6.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1999).

10.6.3	Change in Control Agreement between PictureTel Corporation and Norman Gaut dated August 31, 1999, filed herewith.

10.7	Reserved

10.8	Reserved

10.9	Reserved

10.9.1*	Employment agreement between PictureTel Corporation and Lawrence Bornstein dated December 5, 1997 (incorporated by reference to Exhibit 10.9.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.9.2	Reserved

10.9.3	Amendment to employment agreement between PictureTel Corporation and Lawrence Bornstein dated January 20, 1999 (incorporated by reference to Exhibit 10.10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.10	Reserved

Exhibit
Number	Description

10.10.1	Reserved

10.10.2	Reserved

10.11	Reserved

10.11.1*	Employment agreement between PictureTel Corporation and David Grainger dated December 5, 1997 (incorporated by reference to Exhibit 10.11.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.11.2	Reserved

10.12	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.34 to Registrant’s Registration Statement on Form S-1, Registration No. 33-6368, effective August 12, 1986).

10.13	Reserved

10.13.1	Reserved

10.14	Lease Agreement between PictureTel Corporation and 100 Minuteman Limited Partnership dated October 7, 1995 (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 1995).

10.14.1	Amendment No. 1 To Lease for 100 Minuteman, dated July 10, 1996 (incorporated by reference to Exhibit 10.14.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).

10.14.2	Amendment No. 2. To Lease for 100 Minuteman, dated August 19, 1996 (incorporated by reference to Exhibit 10.14.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997).

10.15	Reserved

10.15.1	Reserved

10.15.2	Reserved

10.16	Lease Agreement between PictureTel Corporation and 50 Minuteman Limited Partnership dated August 26, 1996 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 1996).

10.16.1	Amendment No. 1 to 50 Minuteman Lease dated March 19, 1997 (incorporated by reference to Exhibit 10.16.2 on Form S-4 dated October 5, 1998).

10.16.2	Sublease Agreement between PictureTel Corporation and Cabletron Systems, Inc. dated June 4, 1998 (incorporated by reference to Exhibit 10.16.3 on Form S-4 dated October 5, 1998).

10.17	Lease Agreement between PictureTel Corporation and 200 Minuteman Limited Partnership dated March 19, 1997 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997).

10.17.1	Amendment No. 1 to 200 Minuteman Lease dated June 4, 1998 (incorporated by reference to Exhibit 10.17.2 on Form S-4 dated October 5, 1998).

10.18*	Employment Agreement by and between PictureTel Corporation and Bruce R. Bond dated March 1, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.18.1	Reserved

10.18.2*	Options to Bruce R. Bond effective January 31, 1998 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

10.18.3*	Separation Agreement Letter by and between Bruce R. Bond and PictureTel Corporation dated August 31, 1999 (incorporated by reference to Exhibit 10.18.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1999).

Exhibit
Number	Description

10.19	Reserved

10.19.1	Reserved

10.19.2	Reserved

10.19.3	$35 million Loan and Security Agreement dated August 22, 2000, by and between Congress Financial Corporation (New England), PictureTel Corporation and certain subsidiaries of PictureTel Corporation, filed as Exhibit 1 to report on form 8-K dated August 30, 2000 and hereby incorporated by reference.

10.20	Reserved

10.20.1	Reserved

10.20.2*	Separation Agreement Letter by and between Gary L. Bond and PictureTel Corporation dated September 10, 1999 (incorporated by reference to Exhibit 10.20.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1999).

10.21	Reserved

10.21.1	Reserved

10.22	Reserved

10.22.1	Reserved

10.23*	1999 Equity Plan authorizing 3,000,000 shares of Common Stock to be delivered from time to time (incorporated by reference to Exhibit 10.23 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999).

10.24*	1999 Foreign Subsidiary Employee Stock Purchase Plan under which 500,000 shares of Common Stock may be delivered from time to time (incorporated by reference to Exhibit 10.24 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999).

10.25*	Employment agreement between PictureTel Corporation and Robert Byrnes dated November 9, 1999 (incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.26*	Employment agreement between PictureTel Corporation and Catherine O’Rourke dated December 21, 1999 (incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.27*	Consultant agreement between PictureTel Corporation and Enzo Torresi dated January 5, 1999 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 1999).

10.28*	Employment Agreement between PictureTel Corporation and Lewis Jaffe dated June 19, 2000, (incorporated by reference to Exhibit 10.28 to Registrant’s Quarterly report on Form 10-Q for the quarter ended July 1, 2000).

10.28.1*	Change in Control Agreement between PictureTel Corporation and Lewis Jaffe dated June 19, 2000, (incorporated by reference to Exhibit 10.28.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.29*	Employment Agreement between PictureTel Corporation and Edward Semonite, dated September 15, 2000, (incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.29.1*	Change in Control Agreement between PictureTel Corporation and Edward Semonite dated September 18, 2000, filed herewith.

10.30*	Employment Agreement between PictureTel Corporation and Jonathan Kosheff, dated September 15, 2000, (incorporated by reference to Exhibit 10.30 to Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2000).

10.30.1*	Change in Control Agreement between PictureTel Corporation and Jonathan Kosheff dated September 18, 2000, filed herewith.

Exhibit
Number	Description

10.31*	Employment Agreement between PictureTel Corporation and David Snow, dated December 22, 2000, filed herewith.

10.31.1*	Change in Control Agreement between PictureTel Corporation and David Snow dated December 18, 2000, filed herewith.

10.32*	Employment Agreement between PictureTel Corporation and Dalton Edgecomb, dated December 20, 2000, filed herewith.

10.32.1*	Change in Control Agreement between PictureTel Corporation and Dalton Edgecomb dated January 10, 2001, filed herewith.

10.33*	Change in Control Agreement between PictureTel Corporation and W. Robert Kellegrew dated September 18, 2000, filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

*	Indicates management contract or compensatory plan, contract or arrangement.

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

Date April 17, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ NORMAN E. GAUT Norman E. Gaut	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 17, 2001

/s/ LEWIS JAFFE Lewis Jaffe	President and Chief Operating Officer	April 17, 2001

/s/ CARL LEDBETTER Carl Ledbetter	Director	April 17, 2001

/s/ DAVID B. LEVI David B. Levi	Director	April 17, 2001

/s/ ROBERT T. KNIGHT Robert T. Knight	Director	April 17, 2001

/s/ WERNER SCHMÜCKING Werner Schmücking	Director	April 17, 2001

/s/ ENZO TORRESI Enzo Torresi	Director	April 17, 2001

/s/ DALTON EDGECOMB Dalton Edgecomb	Vice President, Chief Financial Officer, (Principal Financial Officer & Principal Accounting Officer)	April 17, 2001