Form 10-Q
period 2001-03-31
PICTURETEL CORP
filed 2001-05-15
CIK 755095

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED)

For the quarterly period ended March 31, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

For the Quarter ended March 31, 2001

Commission File Number 1-9434

PICTURETEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2835972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Minuteman Road, Andover, MA	01810
(Address of principal executive offices)	(Zip Code)

978-292-5000

Registrant’s telephone number

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

      As of May 4, 2001, there were outstanding 45,098,941 shares of common stock of the registrant.

PICTURETEL CORPORATION

FORM 10-Q

INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets March 31, 2001 and December 31, 2000	2

	Consolidated Statements of Operations Three Months Ended March 31, 2001 and April 1, 2000	3

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2001 and April 1, 2000	4

	Notes to Consolidated Financial Statements	5-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K	16

Signature		17

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

PICTURETEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$34,302	$43,441

Restricted cash and cash equivalents	8,400	5,775

Accounts receivable, less allowances for doubtful accounts of $2,723 and $4,100 at March 31, 2001 and December 31, 2000, respectively	32,427	39,897

Inventories	27,871	27,020

Other current assets	10,412	9,716

Total current assets	113,412	125,849

Property and equipment, net	16,701	18,310

Other assets	1,956	2,861

Total assets	$132,069	$147,020

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$566	$1,487

Accounts payable	17,558	20,575

Accrued compensation and benefits	5,000	7,280

Accrued expenses	30,305	32,896

Deferred revenue	19,202	18,216

Total current liabilities	72,631	80,454

Non-current liabilities	2,126	2,101

Total liabilities	74,757	82,555

Commitments and contingencies (Notes 5 and 8)

Redeemable convertible preferred stock, $.01 par value 13,500,000 shares authorized; 9,416,708 shares issued and outstanding at March 31, 2001 and December 31, 2000	42,845	42,845

Stockholders’ equity:

Preferred stock, $.01 par value 1,500,000 shares authorized; 0 issued and outstanding at March 31, 2001 and December 31, 2000

Common stock, $.01 par value; 80,000,000 shares authorized; 45,191,006 and 45,049,032 shares issued and outstanding at March 31, 2001 and December 31, 2000	452	450

Additional paid-in capital	245,816	245,399

Accumulated deficit	(229,180)	(221,751)

Accumulated other comprehensive loss	(2,065)	(1,922)

Treasury stock, 92,065 shares, at cost	(556)	(556)

Total stockholders’ equity	14,467	21,620

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$132,069	$147,020

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended

	March 31,	April 1,
	2001	2000

Revenue	$49,605	$65,203

Cost of revenue	31,827	47,484

Gross margin	17,778	17,719

Operating expense:

Selling, general and administrative	18,117	27,309

Research and development	7,184	13,453

Total operating expense	25,301	40,762

Loss from operations	(7,523)	(23,043)

Interest income (expense), net	571	(292)

Other income (expense), net	(68)	327

Loss before income tax expense	(7,020)	(23,008)

Income tax expense	410	834

Net loss	$(7,430)	$(23,842)

Net loss per common share — basic and diluted	$(0.17)	$(0.59)

Weighted average shares outstanding — basic and diluted	44,984	40,630

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended

	March 31,	April 1,
	2001	2000

Cash flows from operating activities:

Net loss	$(7,430)	$(23,842)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,182	6,938

Provision for doubtful accounts	404	553

Provision for inventory obsolescence	456	2,649

Other non-cash items	130	(17)

Changes in operating assets and liabilities:

Accounts receivable	6,173	16,687

Inventories	(1,581)	(9,419)

Other current assets	(210)	4,631

Accounts payable	(2,786)	237

Accrued compensation and benefits and accrued expenses	(4,558)	(6,818)

Deferred revenue	1,380	(950)

Net cash used in operating activities	(5,840)	(9,351)

Cash flows from investing activities:

Purchase of marketable securities	—	(23,126)

Proceeds from sale of marketable securities	—	33,022

Purchases of property and equipment	(791)	(2,284)

Proceeds from sale of fixed assets	4	10

Net cash provided by (used in) investing activities	(787)	7,622

Cash flows from financing activities:

Restricted cash and cash equivalents	(2,625)	1,050

Payments on short-term/long-term borrowings	(848)	(188)

Principal payments under capital lease obligations	—	(433)

Proceeds from exercise of stock options	—	2,460

Proceeds from employee stock purchase plan	418	520

Net cash provided by (used in) financing activities	(3,055)	3,409

Effect of exchange rate changes on cash	543	229

Net increase (decrease) in cash and cash equivalents	(9,139)	1,909

Cash and cash equivalents at beginning of period	43,441	21,915

Cash and cash equivalents at end of period	$34,302	$23,824

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1.  Management’s Representation

      As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all the disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 17, 2001.

      In the opinion of the management of PictureTel Corporation, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at March 31, 2001 and December 31, 2000, results of operations for the three months ended March 31, 2001 and April 1, 2000 and changes in cash flow for the three months ended March 31, 2001 and April 1, 2000.

      The results disclosed in the Consolidated Balance Sheet at March 31, 2001, the Consolidated Statement of Operations for the three months ended March 31, 2001 and the Consolidated Statement of Cash Flows for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include significant estimates of the net realizable value of accounts receivable, inventory and the amount of certain contingent liabilities. Actual results could differ from those estimates.

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

      Management’s plans to continue as a going concern rely heavily on forecasted revenue from products which were released in the third quarter of 2000 and in April 2001. In addition, management is currently seeking additional financing. Management is also continuing to identify and implement internal actions to improve the Company’s liquidity. While there can be no assurances that these plans will be successful, management believes these actions will provide sufficient financial resources for the next twelve months.

2.  Inventories

      Inventories consist of the following:

	March 31,	December 31,
	2001	2000

Purchased Parts	$3,706	$4,018

Work in Process	140	234

Finished Goods	24,025	22,768

	$27,871	$27,020

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Earnings Per Share

      The following table reconciles the numerator and the denominator of the basic and diluted EPS computations shown on the Consolidated Statements of Operations:

	Three Months Ended

	March 31,	April 1,
	2001	2000

Basic and Diluted EPS Computation

Numerator:

Net loss	$(7,430)	$(23,842)

Denominator:

Weighted average common shares outstanding	44,984	40,630

Basic and diluted EPS	$(0.17)	$(0.59)

      Options to purchase shares of the Company’s common stock of 5,839,952 and 7,007,732 were outstanding at March 31, 2001 and April 1, 2000, respectively, but were not included in the computation of diluted EPS because they were antidilutive due to the net losses sustained in 2001 and in 2000. Warrants for 2,723 shares of the Company’s Common Stock and Convertible Redeemable Preferred Stock of 9,416,708 shares were outstanding at March 31, 2001, but were not included in the computation of diluted EPS because they were antidilutive due to the loss sustained in 2001.

4.  Comprehensive Loss

      The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” in fiscal year 1998. The calculation of comprehensive income includes the loss as reported in the Consolidated Statements of Operations, the gains and losses on foreign currency translation adjustments and unrealized gains and losses on marketable securities.

	Three Months Ended

	March 31,	April 1,
	2001	2000

Net loss	$(7,430)	$(23,842)

Foreign currency translations, net	(143)	(248)

Unrealized losses on marketable securities, net	—	(17)

Comprehensive loss	$(7,573)	$(24,107)

5.  Debt

      The Company entered into an asset-based secured revolving credit agreement dated August 21, 2000, which will expire on August 21, 2003. This credit facility provides a revolving credit line of up to $35,000 with Congress Financial Corporation (New England) (the “Lender”). The availability for borrowings under this credit facility are variable based on eligible receivables and is subject to a $10,000 minimum reserve, which is available at the Lender’s discretion. The Company is required to maintain cash collateral equal to 105% in an account held at the Lender of the outstanding obligations or an equal dollar amount of eligible receivables. At March 31, 2001, availability based on receivables and net of the $10,000 discretionary reserve, was $3,328. Interest for loans under this facility is payable at 1% above the Lender’s prime rate. There were no borrowings outstanding against the availability at March 31, 2001. The Company has $8,000 of outstanding standby letters of credit issued under this agreement as of March 31, 2001. The letters of credit have been collateralized 105% and are in an account held at the Lender. Cash subject to the cash collateral requirement

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts to $8,400 and is classified as current on the Company’s balance sheet at March 31, 2001. Fees for letters of credit outstanding against this facility are payable at 225 basis points per annum of the face amount. The secured letters of credit expire between September 2001 and December 2001. This credit agreement also contains certain financial covenants, including minimum net worth and working capital requirements.

      Local lines of credit of up to $1,374 are available to certain of the Company’s foreign subsidiaries for short-term advances. The agreements require interest payable up to one and three-quarter percent per annum. Borrowings totaling $566 were outstanding against these local lines of credit at March 31, 2001.

      The Company has operating leases for various rented properties. The Company signed an agreement to sublease its former MultiLink subsidiary’s facility at 6 Riverside Drive in Andover, Massachusetts in May 1999, as part of its space consolidation efforts. As of March 31, 2001, the remaining obligation under this operating lease was $6,868. After giving effect to expected sublease income, this obligation is $4,659. In addition, in June 1998, the Company subleased its property at 50 Minuteman Road for a ten-year term. After giving effect to expected sublease income, the remaining obligation under this operating lease was $1,198 at March 31, 2001.

6.  Commitments

      In conjunction with a joint development agreement with Sharp Corporation, the Company has outstanding commitments as of March 31, 2001 to purchase approximately $20,000 of inventory over a twelve month period, scheduled to begin with the release of the new products being jointly developed. The first products were released in April 2001.

7.  Segment Information

      The Company has determined that its reportable segments are videoconferencing products and videoconferencing services. The videoconferencing products segment develops, manufactures and markets visual communications systems and collaboration software. The videoconferencing services segment provides services for videoconferencing products.

	Video-	Video-
	conferencing	conferencing
	Products	Services	Other	Total

Quarter ended March 31, 2001:

Revenue from external customers	$33,856	$15,708	$41	$49,605

Operating income (loss)	$(6,468)	$3,979	$(5,034)	$(7,523)

Quarter ended April 1, 2000:

Revenue from external customers	$44,775	$18,198	$2,230	$65,203

Operating income (loss)	$(15,662)	$1,461	$(8,842)	$(23,043)

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

		United
	United States	Kingdom	Japan	All Other	Total

Three months ended March 31, 2001:

Revenue from external customers	$31,261	$10,467	$4,301	$3,576	$49,605

Long-lived assets	$15,527	$2,097	$853	$180	$18,657

Three months ended April 1, 2000:

Revenue from external customers	$36,827	$16,677	$7,249	$4,450	$65,203

Long-lived assets	$101,039	$3,577	$2,079	$231	$106,926

8.  Litigation

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

Forward-Looking Statements

      This document includes forward-looking statements about the Company’s business, revenues and expenses, effective tax rate, operating and capital requirements, liquidity and management’s plans to introduce new products and seek additional financing. Forward-looking statements made or incorporated by reference herein are not guarantees of future performance. In addition, forward-looking statements may be included in various other documents to be issued in the future and in various oral statements by PictureTel representatives to security analysts and investors from time to time. Any forward-looking statements are subject to risks that could cause the actual results to vary materially. Such risks are discussed in “Risk Factors Which May Affect Future Results” and in other related portions of this document.

Business Developments

      In early 2000, the Company adopted and is now pursuing a three-pronged approach to meeting the anticipated needs of the developing multimedia collaboration marketplace. First, in conjunction with Intel Corporation, it developed its new generation endpoint conferencing products for video, voice and data collaboration. Second, it is expanding its enterprise-wide solutions services beyond management of multipoint videoconferences to include streaming video services, custom integration, and outsourced management of enterprise conferencing. The last prong is the development of Internet-based, multimedia application services built around a network-neutral collaboration hub. As part of this approach, PictureTel entered into a distribution and joint product development agreement with Intel, Inc. PictureTel and Intel agreed to jointly develop videoconferencing and collaboration products based on a common PC-based technology platform. These joint development efforts resulted in the new iPower™ architecture. Use of this single architecture improves ease of use and functionality, while reducing both product and associated support costs. The Company has focused its development and engineering resources on new products evolving around the iPower™ architecture. The first products developed, the PictureTel 900 Series, were introduced in August 2000. Additional new product series are planned for introduction in 2001. On April 30, 2001, the Company began shipping the first of these new products, the PictureTel 600 Series. The PictureTel 600 Series is the world’s first PC-based videoconferencing solution in a compact package. This solution is the second product series in the iPower family.

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

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of revenue for certain items in the Company’s Statement of Operations for each period:

	Three Months Ended

	March 31,	April 1,
	2001	2000

Revenue	100.0%	100.0%

Cost of revenue	64.2	72.8

Gross margin	35.8	27.2

Selling, general and administrative	36.5	42.0

Research and development	14.5	20.6

Total operating expense	51.0	62.6

Loss from operations	(15.2)	(35.4)

Interest income (expense), net	1.2	(0.4)

Other income (expense), net	(0.2)	0.5

Loss before income tax expense	(14.2)	(35.3)

Income tax expense	0.8	1.3

Net loss	(15.0)	(36.6)

  Three Months Ended March 31, 2001 Compared to Three Months Ended April 1, 2000

      Revenue. The Company reported revenue of $49,605 for the three months ended March 31, 2001 compared to $65,203 for the first three months of the prior year ended April 1, 2000, representing a decrease of $15,598, or 24%. The decrease in revenue is primarily attributed to a decrease in unit sales of legacy systems, which was not offset by an increase in new system product sales. In addition, revenue for the first quarter of 2000 includes $2,248 of revenue from MultiLink, the Company’s audioconferencing subsidiary, and the Company’s Starlight division, which were sold in the fourth quarter of 2000.

      Gross Margin. Overall gross margin for the first quarter of 2001 was relatively flat at $17,778 compared to $17,719 for the first quarter of 2000. However, as a percentage of revenue, gross margin was 36% for the first quarter of 2001 compared to 27% for the first quarter of 2000. The increase in gross margin percentage is attributable to sales of products with higher margin percentages, along with the elimination of lower margins generated by the Company’s audioconferencing segment, MultiLink, Inc., which was sold in the fourth quarter of 2000.

      Operating Expense. First quarter 2001 operating expense of $25,301 declined $15,461, or 38%, from comparable prior year levels of $40,762. As a percent of revenue, first quarter 2001 operating expense represented 51% of revenue while first quarter 2000 operating expense represented 63% of revenue. Selling, general and administrative expense decreased $9,192, or 34%, to $18,117 for the first quarter of 2001 compared to $27,309 for the first quarter of 2000. Research and development decreased $6,269, or 47%, to $7,184 for the first quarter of 2001 compared to $13,453 for the first quarter of 2000. The decline in operating expense is the result of on-going efforts, including headcount reductions, to reduce operating expense, along with the elimination of expenses associated with the Company’s Starlight division and audioconferencing segment, MultiLink, Inc., which were sold in the fourth quarter of 2000.

      Videoconferencing Products. The videoconferencing products segment develops, manufactures, and markets a full range of videoconferencing and advanced collaboration solutions. Videoconferencing products scale from personal/ desktop systems to large conference room solutions. Additionally, the segment markets a wide range of network infrastructure products and peripheral devices. Videoconferencing product revenue was $33,856 for the first three months of 2001. This represents a decrease of $10,919, or 24%, compared with the first three months of 2000, but represents a $1,946, or 6%, increase versus the fourth quarter of 2000. Despite difficult economic conditions, including the freezing of telecommunications capital spending by many large companies, PictureTel was able to record sequential quarterly product sales growth. The revenue decrease from the first quarter of 2000 is due primarily to decreases in legacy product sales not entirely offset by sales of PictureTel’s new 900 Series product offerings.

      Videoconferencing system units sold during the first quarter of 2001 were 47% less than the comparable quarter in the prior year. However, units sold of larger group systems increased by 78% from the prior year first quarter primarily due to sales of the new PictureTel 900 Series units. Total Group system volume decreased by 17 due to lower compact system sales, while lower-end desktop/ personal system volume decreased by 68%. The large decrease in desktop/ personal systems was primarily the result of the Intel ProShare end of life, offset in part by increased PictureTel 550 sales. PictureTel 900 Series unit sales increased 14% versus the fourth quarter of 2000, continuing sequential quarterly growth since its introduction in August 2000.

      The videoconferencing products segment generated an operating loss of $6,468 in the first quarter of 2001 compared to a $15,662 operating loss during the first quarter of 2000. Despite lower gross margin, the decrease in operating loss is in part attributed to lower engineering costs resulting from completion of the iPower architecture development. In addition, a reduction in selling, general and administrative expense, resulting from on-going efforts to reduce expenses on a worldwide basis, along with the elimination of operating expense related to the Company’s Starlight division sold in the fourth quarter of 2000, also contributed to the decrease in operating loss.

      Videoconferencing Services. The videoconferencing services segment provides maintenance as well as professional consulting and management services for videoconferencing products sold by the Company and its competitors. Segment revenue decreased 14% from $18,198 in the first quarter of 2000 to $15,708 in the first quarter of 2001. The decrease in service revenue is primarily attributed to lower videoconferencing system unit sales, along with lower pricing on maintenance contracts. Maintenance revenue, including sales of spare parts, was 21% lower than the prior year, while professional services increased 2%.

      Operating profits were $3,979 in the first quarter of 2001, which represent a 172% increase from the prior year of $1,461. The increase is largely due to decreased costs in all areas.

      Income Taxes. The Company’s effective income tax rate was 6% in the first quarter of 2001 compared to 4% in the first quarter of 2000. The tax rate in both periods relates to state and/or foreign taxes.

  Comparison of First Quarter 2001 with Fourth Quarter 2000.

      First quarter 2001 revenue of $49,605 represented an increase of $1,253, or 3%, when compared with $48,352 revenue for the fourth quarter of 2000. Net loss from operations for first quarter 2001 was $7,523 compared to $15,604 (normalized, after removing a $7,654 one-time special charge for lease termination) for fourth quarter 2000, an improvement of $8,081 at the operating line. Resulting gross margin for first quarter 2001 improved by 11.3 percentage points over gross margin for fourth quarter 2000.

Liquidity and Capital Resources

      At April 1, 2001, the Company had $34,302 in cash and cash equivalents. Operating activities used $5,840 of cash during the first quarter of 2001 compared with a $9,351 use in the comparable 2000 quarter. The primary operating use of cash during both quarters was to fund operating losses in excess of non-cash expense. The Company generated a $1,582 usage of cash from working capital during 2001’s first quarter compared to generating $4,368 of cash for working capital in the first quarter of 2000. The Company paid $627 of accrued severance and restructuring charges during the first quarter of 2001 and had a remaining accrual in the amount of $922 for such items as of April 1, 2001 that will be paid over the next nine months.

      Investing activities used $787 of cash in the first quarter of 2001 compared with $7,622 provided in the first quarter of 2000. The usage in the first quarter of 2001 is principally attributable to the purchase of property and equipment. This usage is approximately 65% less than the comparable 2000 figure, as the Company has sharply curtailed spending on property and equipment. Changes in marketable securities balances were the principal source of cash provided by investing activities in the first quarter of 2000. During the first quarter of 2001, the Company held no marketable securities.

      Financing activities used $3,055 of cash in the first quarter of 2001 compared with $3,409 provided in the first quarter of 2000. The usage in the first quarter of 2001 was primarily the result of an increase in restricted cash balances. Cash provided by financing activities in the first quarter of 2000 was principally the result of employee stock option exercises and a reduction in restricted cash balances.

      Liquidity is a major priority for the Company. The Company entered into an asset-based secured revolving credit agreement dated August 21, 2000, which will expire on August 21, 2003. This credit facility provides a revolving credit line of up to $35,000 with Congress Financial Corporation (New England) (the “Lender”). The availability for borrowings under this credit facility are variable based on eligible receivables and is subject to a $10,000 minimum reserve, which is available at the Lender’s discretion. The Company is required to maintain cash collateral equal to 105% in an account held at the Lender of the outstanding obligations or an equal dollar amount of eligible receivables. At March 31, 2001, availability based on receivables and net of the $10,000 discretionary reserve, was $3,328. Interest for loans under this facility is payable at 1% above the Lender’s prime rate. There were no borrowings outstanding against the availability at March 31, 2001. The Company has $8,000 of outstanding standby letters of credit issued under this agreement as of March 31, 2001. The letters of credit have been collateralized 105% and are in an account held at the Lender. Cash subject to the cash collateral requirement amounts to $8,400 and is classified as current on the Company’s balance sheet at March 31, 2001. Fees for letters of credit outstanding against this facility are payable at 225 basis points per annum of the face amount. The secured letters of credit expire between September 2001 and December 2001. This credit agreement also contains certain financial covenants, including minimum net worth and working capital requirements.

      Local lines of credit of up to $1,374 are available to certain of the Company’s foreign subsidiaries for short-term advances. The agreements require interest payable up to one and three-quarter percent per annum. Borrowings totaling $566 were outstanding against these local lines of credit at March 31, 2001.

      In 2000, management disposed of non-core assets, raised equity and implemented expense reductions which are expected to reduce 2001 quarterly operating expenses substantially compared to the amounts incurred in 2000. Margins are expected to improve from levels experienced in 2000, since significant charges related to asset impairment and necessary provisions for inventory losses are not expected to recur in 2001. Additionally, along with on-going efforts to reduce operating expense, management implemented a headcount reduction plan in April 2001. Management anticipates an approximate $1,200 quarterly reduction in operating expense, as a result of this plan.

      Working capital management is expected to improve due to the hiring of a new credit manager during the fourth quarter of 2000 and strengthening of procedures with respect to sales and collections. Management is in the process of challenging terms with vendors to more closely align those terms with other working capital measures.

      Management introduced its next product line series in April 2001. These products rely on the same iPowerTM architecture as the PictureTel 900 Series which was introduced in 2000. Reliance on this architecture reduces development time and cost, as well as the technological risk associated with a new product introduction. Further, the expected price points will be competitive and features are expected to exceed offerings in the industry.

      The Company has engaged Robertson Stephens, an investment banking firm, to advise management with respect to enhancing shareholders’ value under various types of alternatives.

      In February 2001, the Company received a report from its independent accountants containing an explanatory paragraph stating that its recurring losses and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Management’s plans to continue as a going concern rely heavily on forecasted revenue from new products being jointly developed with Sharp and Intel Corporation, including recently introduced new products utilizing the new iPower™ architecture, new multi-media applications services, and enhanced compact videoconferencing systems and on continued implementation of cost reductions. There can be no guarantee that either such revenue increase will occur or, if it does occur, will be sufficient to meet the Company’s needs or that cost reduction measures will be sufficient to maintain liquidity.

      The Company has operating leases for various rented properties. The Company signed an agreement to sublease its former MultiLink subsidiary’s facility at 6 Riverside Drive in Andover, Massachusetts in May 1999 as part of its space consolidation efforts. As of March 31, 2001, the remaining obligation under this operating lease was $6,868. After giving effect to expected sublease income, this obligation is $4,659. In addition, in June 1998, the Company subleased its property at 50 Minuteman Road for a ten-year term. After giving effect to expected sublease income, the remaining obligation under this operating lease was $1,198 at March 31, 2001.

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

      New Products, Cost Reductions, Technological Change, and Evolving Markets. The Company is engaged in an industry that is still emerging as a result of extensive research and development efforts and which continues to bring to market new, more technologically advanced products introduced on an accelerated basis. Simultaneously, the larger telecommunications market is in a heightened competitive state due to deregulation throughout the world. In order to maintain its market share in this fast-paced emerging market, the Company must continue to introduce, through internal development or by acquisition, joint venture or other collaborative arrangements, significant innovative, technologically leading and cost-competitive products. There can be no assurance that such new products will be introduced by the Company, or if introduced, will be accepted by the market and its customers. In January 1999, the Company entered into a distribution and joint product development agreement with Intel Corporation. The Company announced that it begun shipping the resulting product (known as the PictureTel 900 Series) in mid August 2000. Also in August 2000, the Company entered into a joint design and manufacturing partnership with Sharp to develop iPowerTM -based visual and audio collaboration tools. The new products will be based on the PictureTel iPower architecture, which was jointly developed by PictureTel and Intel. Additional new product series are planned for introduction in 2001. On April 30, 2001, the Company began shipping the first of these new products, the PictureTel 600 Series. The PictureTel 600 Series is the world’s first PC-based videoconferencing solution in a compact package. This solution is the second product series in the iPower family. There can, however, be no assurance that the products produced by this partnership will be accretive to the Company’s results of operations and financial condition or, if accretive, will by themselves return the Company to profitability. In addition, to offering products that operate in an integrated service digital network (ISDN) environment, the Company and its competitors are exploring new technologies and networks, such as the Internet and corporate intranets or LANs, for delivering videoconferencing and data collaboration services. The industry standards for such new technologies and networks, however, are still in the early stages of development, which the Company believes has led to customer uncertainty and, accordingly, a slowdown in the growth of the general market for videoconferencing products. As a result of customer preferences, the Company continues to experience a shift in its sales model to videoconferencing systems with lower average selling prices. There can be no assurance that the Company will be successful in implementing cost reductions for all of its products or in developing and marketing suitable new products and related services with attractive margins for these new technologies and networks. The possible transition, migration and/or convergence of technologies is difficult to predict and could have profound implications for the industry and the business of the Company. Further, there is significant risk that existing products could be rendered obsolete due to changing technology. The Company’s failure to develop and market new products on a timely basis or to enhance its existing products or to respond effectively to technological changes, new industry standards or product announcements by competitors could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company announced on May 8, 2001, its intention to license its PurePoint technology, which is owned by its 1414c subsidiary, to First Virtual Communications (FVC). In return, the Company will receive a technology license, which is anticipated to allow the Company to broaden its endpoint product line, and warrants in FVC. There can be no assurance that the transaction will close, that the technology from FVC will be accretive to PictureTel or that the warrants will have any value.

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

      Recent History of Losses and Liquidity Risks. While revenue for the first quarter of 2001 was above fourth quarter 2000, the Company reported a 24% decrease in revenue for the first quarter of 2001 as compared to the first quarter of 2000. Losses from operations were $7,523 and $23,043 for the first quarter of 2001 and 2000, respectively, representing a 67% decrease in losses from operations.

      The Company’s revenue decreased 24% during fiscal year 2000 as compared to fiscal year 1999 and decreased 20% between fiscal year 1999 and fiscal year 1998. Losses from operations were $119,426, $90,284 and $23,650 in 2000, 1999 and 1998, respectively. Liquidity is a major priority for the Company. The Company’s negative operating results have adversely impacted the Company’s relationship with customers, vendors and employees, as well as its liquidity. Further negative operating results could affect the Company’s ability to remain in compliance with covenants under its revolving credit agreement and further diminish its liquidity. In February 2001, the Company received a report from its independent accountants for the year ended December 31, 2000 containing an explanatory paragraph stating that our recurring losses and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Management’s plans to continue as a going concern rely heavily on forecasted revenue from new products being jointly developed with Sharp and Intel Corporation, including recently introduced new products utilizing the new iPower™ architecture, new multi-media applications services, and enhanced compact videoconferencing systems and on continued implementation of cost reductions. There can be no guarantee that such revenue increase will occur or, if it does occur, will be sufficient to meet the Company’s needs or that cost reduction measures will be sufficient to maintain liquidity.

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

      Potential Fluctuations of Quarterly Operating Results. The majority of the Company’s revenue in each quarter result from orders booked in that quarter, and a substantial portion of the Company’s orders and shipments typically occur during the last weeks of each quarter such that forecasting of revenue and product mix is both complex and difficult. Unanticipated variations in the timing of receipt of customer orders in any quarter may produce significant fluctuations in quarterly revenues. As a result, a shortfall in revenue compared to internal expectations may not evidence itself until late in the quarter and any resulting impact on earnings may not be determinable until several weeks after the end of the quarter. The Company’s ability to maintain or increase net revenue depends upon its ability to increase unit volume sales. There can be no assurance that the Company will be able to increase or to maintain the current level of unit volume sales. Other factors which may cause period-to-period fluctuations in operational results include the timing of new product announcements and introductions by the Company and its competitors, market acceptance of new or enhanced versions of the Company’s products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, and general economic factors such as currency fluctuations.

      International Operations. Revenue related to international operations of the Company totaled approximately 46% and 53% of total revenue for the periods ended March 31, 2001 and April 1, 2000, respectively. Management of the Company expects international revenue to continue to constitute a significant portion of total revenue in future periods. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, financial condition, results of operations or cash flows could be materially adversely affected. The Company’s sales to international distributors are denominated in U.S. dollars in order to minimize risks associated with fluctuating foreign currency rates. An increase in the value of the U.S. dollar relative to other currencies, however, could make the Company’s product more expensive and, therefore, potentially less competitive in foreign markets. Sales by the Company’s foreign subsidiaries are generally made in the foreign subsidiary’s local currency, in which case fluctuations in the value of the U.S. dollar relative to such other currencies could have a material adverse effect on the operating results of the Company. Currently, the Company employs various currency hedging strategies to reduce these risks. In addition, a significant portion of the Company’s revenue is derived from Asian markets. Given the current general weakness in the Asian markets, there can be no assurance that the Company will be able to sustain current revenue levels or growth in such markets. There can be no assurance that the above factors will not have a material adverse effect on the Company’s future international sales and, consequently, on its business, financial condition, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      There were no material changes in the Company’s exposure to market risk from December 31, 2000.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

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

      None

  (b)  Reports on Form 8-K

      On February 7, 2001, the Company filed a report on Form 8-K to announce the hiring of Dalton Edgecomb as the Company’s Chief Financial Officer.

SIGNATURE

      Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PICTURETEL CORPORATION

/s/DALTON EDGECOMB

Dalton Edgecomb
Chief Financial Officer,
(Principal Financial and Accounting Officer)
May 15, 2001