Form 10-Q
period 2001-06-30
PICTURETEL CORP
filed 2001-08-14
CIK 755095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDED)

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☑  Yes No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

      As of August 3, 2001, there were outstanding 53,421,106 shares of common stock of the registrant.

PICTURETEL CORPORATION

FORM 10-Q

INDEX

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets June 30, 2001 and December 31, 2000.	2

	Consolidated Statements of Operations Three and Six Months Ended June 30, 2001 and July 1, 2000.	3

	Consolidated Statements of Cash Flows Six Months Ended June 30, 2001 and July 1, 2000.	4

	Notes to Consolidated Financial Statements	5-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits and Reports on Form 8-K	22

	Signature	24

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

PICTURETEL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$40,525	$43,441

Restricted cash	34,933	5,775

Accounts receivable, less allowances for doubtful accounts of $2,336 and $4,100 at June 30, 2001 and December 31, 2000, respectively	29,091	39,897

Inventories	26,289	27,020

Other current assets	9,932	9,716

Total current assets	140,770	125,849

Property and equipment, net	15,053	18,310

Other assets	1,995	2,861

Total assets	$157,818	$147,020

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$41,500	$1,487

Accounts payable	11,879	20,575

Accrued compensation and benefits	5,580	7,280

Accrued expenses	32,100	32,896

Deferred revenue	16,491	18,216

Total current liabilities	107,550	80,454

Non-current liabilities	2,152	2,101

Total liabilities	109,702	82,555

Commitments and contingencies:

Redeemable convertible preferred stock, $.01 par value; 13,500,000 shares authorized; 1,138,000 and 9,416,708 shares outstanding at June 30, 2001 and December 31, 2000.	2,845	42,845

Stockholders’ equity:

Preferred stock, $.01 par value:

1,500,000 shares authorized; 0 issued and outstanding at June 30, 2001 and December 31, 2000

Common stock, $.01 par value; 80,000,000 shares authorized; 53,495,341 and 45,049,032 shares issued and outstanding at June 30, 2001 and December 31, 2000.	535	450

Additional paid-in capital	285,841	245,399

Accumulated deficit	(238,430)	(221,751)

Accumulated other comprehensive loss	(2,119)	(1,922)

Treasury stock, 92,065 shares, at cost	(556)	(556)

Total stockholders’ equity	45,271	21,620

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$157,818	$147,020

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Revenue	$48,864	$61,565	$98,470	$126,768

Cost of revenue	33,259	54,988	65,086	102,472

Gross margin	15,605	6,577	33,384	24,296

Operating expense:

Selling, general and administrative	15,791	30,077	33,908	57,386

Research and development	6,188	13,596	13,372	27,049

Total operating expense	21,979	43,673	47,280	84,435

Loss from operations	(6,374)	(37,096)	(13,896)	(60,139)

Interest income (expense), net	386	(584)	957	(875)

Other income (expense), net	(2,991)	503	(3,059)	829

Loss before income tax expense	(8,979)	(37,177)	(15,998)	(60,185)

Income tax expense	270	796	681	1,630

Net loss	$(9,249)	$(37,973)	$(16,679)	$(61,815)

Net loss per common share — basic and diluted	$(0.19)	$(0.93)	$(0.35)	$(1.52)

Weighted average shares outstanding — basic and diluted	49,563	40,967	47,273	40,798

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended

	June 30,	July 1,
	2001	2000

Cash flows from operating activities:

Net loss	$(16,679)	$(61,815)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	4,199	14,523

Provision for doubtful accounts	829	(109)

Provision for inventory obsolescence	3,548	9,710

Write-down of long-lived assets	—	9,159

Other non-cash items	244	—

Changes in operating assets and liabilities:

Accounts receivable	8,964	25,905

Inventories	(3,117)	(10,252)

Other current assets	88	2,199

Accounts payable	(8,412)	(589)

Accrued compensation and benefits and accrued expenses	(2,003)	(2,958)

Deferred revenue	(1,255)	(3,113)

Net cash used in operating activities	(13,594)	(17,340)

Cash flows from investing activities:

Purchase of marketable securities	—	(31,262)

Proceeds from sale of marketable securities	—	69,049

Purchases of property and equipment	(1,244)	(3,456)

Net cash provided by (used in) investing activities	(1,244)	34,331

Cash flows from financing activities:

Increase in restricted cash and cash equivalents	(29,158)	(29,866)

Net proceeds on short-term/long-term borrowings	40,086	9,252

Principal payments under capital lease obligations	—	(860)

Proceeds from employee stock purchase plan and exercise of stock options	528	2,993

Net cash provided by (used in) financing activities	11,456	(18,481)

Effect of exchange rate changes on cash	466	608

Net decrease in cash and cash equivalents	(2,916)	(882)

Cash and cash equivalents at beginning of period	43,441	21,915

Cash and cash equivalents at end of period	$40,525	$21,033

The accompanying notes are an integral part of the consolidated financial statements.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

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

      In the opinion of the management of PictureTel Corporation, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at June 30, 2001 and December 31, 2000, results of operations for the three and six months ended June 30, 2001 and July 1, 2000 and changes in cash flows for the six months ended June 30, 2001 and July 1, 2000.

      The results disclosed in the Consolidated Balance Sheet at June 30, 2001, the Consolidated Statement of Operations for the three and six months ended June 30, 2001 and the Consolidated Statement of Cash Flows for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern as an independent company. The Company has incurred recurring losses from operations and requires additional financing for its continued operation as an independent company. These factors raise substantial doubt about its ability to continue as a going concern as an independent company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      In February 2001, the Company received a report from its independent accountants containing an explanatory paragraph stating that its recurring losses and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Management’s plans to continue as a going concern as an independent company rely heavily on forecasted revenue from products that were released in the third quarter of 2000 and in April 2001. Management is also continuing to identify and implement internal actions to improve the Company’s liquidity. Most importantly, the Company’s management and Board of Directors approved an Agreement and Plan of Merger dated as of May 24, 2001 with Polycom, Inc. and one of its subsidiaries, providing for an acquisition of the Company by Polycom. In connection with the merger agreement, the Company also obtained “interim” senior convertible note financing from Polycom in the amount of $49,900, available for use by the Company subject to specified terms and conditions. (See Notes 2. and 6.)

2.     Restricted Cash

      The Company had restricted cash of $34,933 and $5,775 at June 30, 2001 and December 31, 2000, respectively. The restricted amount at June 30, 2001 represents $34,900 in proceeds received during the second quarter of 2001 from the Series B senior convertible note issued to Polycom, as contemplated by the merger agreement and note agreement, dated as of June 15, 2001, entered into in connection with the merger agreement. The restricted amount also includes interest income earned on the proceeds and is net of unrealized gains and losses. The funds are held in an account (the “Account”) in which the note purchaser (Polycom) has first priority interest subject to no other liens. The note agreement permits the Company to

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Dollars in thousands, except share data)

withdraw funds from the Account upon meeting certain withdrawal criteria. As of June 30, 2001, the Company has not met the withdrawal criteria to draw funds from the Account. The restricted amount at December 31, 2000 represents a cash collateral requirement for standby letters of credit issued under a credit agreement with Congress Financial Corporation (New England). As of June 30, 2001, the Company’s funds were no longer collateralizing the letters of credit, as the collateral requirement is being met by a third party, Polycom. (See Note 6.)

3.     Inventories

      Inventories consist of the following:

	June 30,	December 31,
	2001	2000

Purchased Parts	$3,800	$4,018

Work in Process	279	234

Finished Goods	22,210	22,768

	$26,289	$27,020

4.     Loss Per Share

      The following table reconciles the numerator and the denominator of the basic and diluted loss per share computations shown on the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Basic and Diluted Loss Per Share Computation

Numerator:

Net loss applicable to common shareholders	$(9,249)	$(37,973)	$(16,679)	$(61,815)

Denominator:

Weighted average common shares outstanding	49,563	40,967	47,273	40,798

Basic and diluted loss per share	$(0.19)	$(0.93)	$(0.35)	$(1.52)

      Options to purchase shares of the Company’s common stock of 5,417,130 and 6,821,164 were outstanding at June 30, 2001 and July 1, 2000, respectively, but were not included in the computation of diluted loss per share because they were antidilutive due to the net losses sustained in 2001 and in 2000. Warrants for 2,723 shares of the Company’s Common Stock and Redeemable Convertible Preferred Stock of 1,138,000 and 4,478,708 shares were outstanding at June 30, 2001 and July 1, 2000, respectively, but were not included in the computation of diluted loss per share because they were antidilutive due to the loss sustained in 2001 and 2000.

5.     Comprehensive Loss

      The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” in fiscal year 1998. The calculation of comprehensive income includes the loss as reported in the Consolidated Statements of Operations, the gains and losses on foreign currency translation adjustments and unrealized gains and losses on marketable securities.

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net loss	$(9,249)	$(37,973)	$(16,679)	$(61,815)

Foreign currency translations, net	(46)	(43)	(189)	(291)

Unrealized gains (losses) on marketable securities, net	(8)	17	(8)	—

Comprehensive loss	$(9,303)	$(37,999)	$(16,876)	$(62,106)

6.     Debt

      The Company entered into an asset-based secured revolving credit agreement dated August 21, 2000, which will expire on August 21, 2003. This credit facility provides a revolving credit line of up to $35,000 with Congress Financial Corporation (New England). In connection with the merger agreement with Polycom, the Company amended the Loan and Security Agreement on June 15, 2001. The amendment allowed for the issuance of up to $15,000 of senior convertible notes – Series A and $34,900 of senior convertible notes – Series B to Polycom and for the granting of second position security for the senior convertible notes. In addition to the consent to the merger, the amendment suspended any availability for revolving loans that would have been available otherwise under the line. The Company has $8,000 of outstanding standby letters of credit issued under this agreement as of June 30, 2001. Polycom has issued to Congress Financial Corporation an irrevocable standby letter of credit equal to 105%, or $8,400, to secure the outstanding letters of credits issued under this agreement. As a result, cash subject to the cash collateral requirement of $8,400 was released and made available to the Company to fund ongoing operations. Fees for letters of credit outstanding against this facility are payable at 225 basis points per annum of the face amount. The secured letters of credit expire between September 2001 and March 2002. This credit agreement also contains certain financial covenants, including minimum net worth and working capital requirements.

      In connection with the merger agreement, the Company has entered into a note agreement with Polycom. The Company issued to Polycom a Series A senior convertible note having an original principal amount of $6,600 and a Series B senior convertible note having an original principal amount of $34,900. The principal amount of the Series A note is subject to increase from time to time to the extent of any draws on the backup letter of credit obtained by Polycom, up to a maximum aggregate principal amount of $15,000. The face amount of the letter of credit obtained by Polycom is $8,400 and the face amount declines over time as the letters of credit it is backing expire, as referenced in the preceding paragraph. The proceeds of the Series B note, which are classified as restricted on the Company’s balance sheet at June 30, 2001, are held in an account (the “Account”) in which Polycom has first priority interest, subject to no other liens (See Note 2.). The note agreement permits the Company to withdraw funds from the Account upon meeting certain withdrawal criteria. As of June 30, 2001, the Company has not met the withdrawal criteria to draw funds from the Account. Interest accrues at a rate of 8% per annum and is payable quarterly under the Series A note. As of June 30, 2001, the balance under the Series A note, including accrued interest, was $6,623. Interest on the Series B note is payable quarterly and accrues at a rate of 8% per annum, except to the extent funds are held in the Account, interest accrues on the funds at a rate equal to the interest payable to the Company on the Account. Accrued interest on the Account amounted to $50 as of June 30, 2001. Interest on both notes may be paid in cash or in kind by issuing a note in substantially the form as the Series A note or the Series B note, as applicable, except that the payment in kind note is not convertible. Interest on any payment in kind note accrues at a rate of 8% per annum and is payable in cash or in kind. The Series A note is due on June 15, 2003 and to the extent not automatically converted pursuant to the terms of the note, the principal of the Series B

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Dollars in thousands, except share data)

note is payable in four quarterly installments beginning August 31, 2004, with the final installment due on May 31, 2005.

      The Series A and Series B notes are convertible by the holder into common stock, at any time after the termination of the merger agreement and prior to the repayment in full of the principal amount of the note. The conversion rate is 222.22 shares of common stock for each $1,000 in principal amount of the note (or $4.50 per share), except that if the transactions contemplated by the merger agreement are not completed for certain reasons, the conversion rate is 164.74 shares of common stock for each $1,000 in principal amount (or $6.07 per share).

      Both notes are subject to redemption at the election of the Company, in whole or in part, upon not less than 30 or more than 60 days notice at a redemption price equal to 100% of the principal amount plus accrued interest. In addition, the holder of the notes may require the Company to repurchase them upon a change in control or other repurchase events described in the notes. The repurchase events arise from the termination of the merger agreement under specified circumstances. The notes also contain certain events of default and covenants.

      The Company has granted a security interest in favor of Polycom on substantially all of its assets to secure its obligations under the notes. The Company’s obligations to Polycom under the notes are subordinated to the obligations of the Company to Congress Financial Corporation (New England) under the Loan and Security Agreement dated August 21, 2000.

      Local lines of credit of up to $1,364 are available to certain of the Company’s foreign subsidiaries for short-term advances. The agreements require interest payable up to one and three-quarter percent per annum. There were no borrowings outstanding against these local lines of credit at June 30, 2001.

7.     Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company has not completed its evaluation, but anticipates that the adoption of these pronouncements will not have an impact on the Company’s financial statements.

8.     Commitments

      In conjunction with a joint development agreement with Sharp Corporation, the Company has outstanding commitments as of June 30, 2001 to purchase approximately $16,400 of inventory over the next nine months.

9.     Segment Information

      The Company has determined that its reportable segments are videoconferencing products and videoconferencing services. The videoconferencing products segment develops, manufactures and markets visual

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Dollars in thousands, except share data)

communications systems and collaboration software. The videoconferencing services segment provides services for the videoconferencing products.

	Video-	Video-
	conferencing	conferencing
	Products	Services	Other	Total

Three months ended June 30, 2001:

Revenue from external customers	$31,683	$16,987	$194	$48,864

Operating income (loss)	$(8,577)	$6,283	$(4,080)	$(6,374)

Three months ended July 1, 2000:

Revenue from external customers	$36,264	$18,208	$7,093	$61,565

Operating income (loss)	$(34,308)	$2,748	$(5,536)	$(37,096)

Six months ended June 30, 2001:

Revenue from external customers	$65,539	$32,695	236	$98,470

Operating income (loss)	$(15,045)	$10,262	$(9,113)	$(13,896)

Six months ended July 1, 2000:

Revenue from external customers	$81,039	$36,406	$9,323	$126,768

Operating income (loss)	$(49,970)	$4,209	$(14,378)	$(60,139)

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

     Geographic Data

      In addition to its direct and indirect sales channels in the United States, the Company has subsidiaries in various foreign countries which, through direct and indirect sales channels, sell and service the Company’s products in their respective geographic area. Revenue from external customers represents sales made from those countries. The Company’s revenue and long-lived asset financial information is detailed as follows:

		United
	United States	Kingdom	Japan	All Other	Total

Revenue from external customers:

Three months ended June 30, 2001	$32,220	$9,839	$2,551	$4,254	$48,864

Three months ended July 1, 2000	$40,866	$12,124	$4,446	$4,129	$61,565

Six months ended June 30, 2001.	$63,483	$20,306	$6,852	$7,829	$98,470

Six months ended July 1, 2000.	$77,693	$28,801	$11,695	$8,579	$126,768

Long-lived assets:

As of June 30, 2001.	$14,088	$1,915	$887	$158	$17,048

As of July 1, 2000.	$85,736	$3,125	$2,039	$297	$91,197

PICTURETEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(Dollars in thousands, except share data)

10.     Other Charges

      During the quarter ended June 30, 2001, the Company incurred an approximate $1,400 charge related to headcount reduction of which approximately $700 was paid during the quarter, with a remaining accrual of approximately $700 as of June 30, 2001. The headcount reduction charge is included in the loss from operations for the second quarter of 2001. It is anticipated that this reduction will reduce future quarterly operating expense by approximately $1,750.

      Also during the second quarter of 2001, the Company incurred an approximate $2,800 in professional fees related to acquisition activities. The Company paid approximately $400 of these costs during the second quarter, with an approximate accrual of $2,400 as of June 30, 2001. The approximate $2,800 charge for acquisition costs is included in other income (expense), net for the second quarter of 2001.

11.     Litigation

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

12.     Merger Agreement

      On May 24, 2001, the Company announced an agreement under which Polycom, Inc. will acquire PictureTel. Under the terms of the agreement, Polycom commenced an offer to purchase all of the outstanding shares of PictureTel for a combination of 0.1177 shares of Polycom common stock and $3.11 in cash to be exchanged for each share of PictureTel. The offer, when closed, will be followed by a merger in which Polycom common stock and cash will be issued at the same exchange ratio paid in the offer. Consummation of the acquisition transaction is subject to customary closing conditions, including, but not limited to the tender of a majority of shares by Company stockholders and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. On July 16, 2001, the companies announced that the Department of Justice had requested additional information and documentary material in connection with its review of the proposed transaction. The request will extend the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The companies are in the process of responding promptly to such request and still anticipate closing the transaction in the third or fourth quarter, on the timetable originally announced on May 24, 2001. There can, however, be no assurance that the closing conditions will be satisfied, that Company stockholders will tender a majority of shares or that regulatory requirements will be satisfied. Therefore, there can be no assurance that the acquisition transaction will actually be consummated, in which case the Company will remain an independent entity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, unless otherwise indicated)

Forward-Looking Statements

      This document includes forward-looking statements about the Company’s business, revenue and expenses, effective tax rate, operating and capital requirements and contemplated closing under the merger agreement with Polycom. Forward-looking statements made or incorporated by reference herein are not guarantees of future performance. In addition, forward-looking statements may be included in various other PictureTel documents to be issued in the future and in various oral statements by PictureTel representatives to security analysts and investors from time to time. Any forward-looking statements are subject to risks that could cause the actual results to vary materially. Such risks are discussed in “Risk Factors Which May Affect Future Results” and in other related portions of this document.

Business Developments

      During the second quarter of 2001, the Company entered into several business agreements and launched its latest product in the iPower™ family. On April 30, 2001, the Company announced it had started shipping the PictureTel 600 SeriesTM. The solution is the second product in the iPowerTM family, following the introduction of the PictureTel 900 SeriesTM in July 2000. iPowerTM is a breakthrough integrated collaboration architecture developed jointly by PictureTel and Intel Corporation. Since the July 2000 iPowerTM introduction, total iPowerTM unit sales have increased each consecutive quarter. Although iPowerTM unit sales have increased, sales of the new 600 SeriesTM, which has a lower average selling price, have resulted in an overall lower average selling price for the iPowerTM products and a lower overall margin. Margins in the second quarter of 2001 were somewhat below margins in the first quarter of 2001.

      On May 8, 2001, the Company announced an agreement with First Virtual Communications and CUseeMe Networks, for a strategic technology, marketing, and distribution alliance that is expected to deliver an end-to-end rich media collaboration solution for enterprises and service providers. Under the terms of the agreement, PictureTel will provide engineering personnel and a license for its PurePointTM rich media communications solution to First Virtual Communications. In consideration of technology, marketing and sales contributions, PictureTel will receive a technology license, which is anticipated to allow the Company to broaden its endpoint product line, and warrants of up to 15% of First Virtual Communications’ current outstanding common stock, exercisable upon PictureTel’s achievement of specified milestones. The transaction was finalized by a strategic alliance agreement executed on July 27, 2001.

      In addition, on May 24, 2001, the Company announced an agreement under which Polycom, Inc. will acquire PictureTel. Under the terms of the agreement, Polycom commenced an offer to purchase all of the outstanding shares of PictureTel for a combination of 0.1177 shares of Polycom common stock and $3.11 in cash to be exchanged for each share of PictureTel. The offer, when closed, will be followed by a merger in which Polycom common stock and cash will be issued at the same exchange ratio paid in the offer. Consummation of the acquisition transaction is subject to customary closing conditions, including, but not limited to, the tender of a majority of shares by Company stockholders and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. On July 16, 2001, the companies announced that the Department of Justice had requested additional information and documentary material in connection with its review of the proposed transaction. The request will extend the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The companies are in the process of responding promptly to such request and still anticipate closing the transaction in the third or fourth quarter, on the timetable originally announced on May 24, 2001. There can, however, be no assurance that the closing conditions will be satisfied, that Company stockholders will tender a majority of shares or that regulatory requirements will be satisfied. Therefore, there can be no assurance that the acquisition transaction will actually be consummated, in which case the Company will remain an independent entity.

      Also during the second quarter of 2001, to help improve liquidity, the Company executed a restructuring plan that included a 9% worldwide headcount reduction. To this regard, the Company incurred an approximate $1,400 charge during the quarter, of which approximately $700 was paid during the quarter. It is anticipated that this reduction will reduce future quarterly operating expense by approximately $1,750.

      In a continuing effort to focus company resources on its core businesses, the Company has engaged Robertson Stephens, an investment banking firm, to address alternatives with respect to the disposition of the Company’s network operating centers.

      As set forth below, the Company reported an operating loss of $6,374 for the second quarter of 2001 and an operating loss of $13,896 for the six months ended June 30, 2001. Cash used in operating activities for the two periods were $7,754 and $13,594, respectively.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of revenue for certain items in the Company’s Consolidated Statements of Operations for each period:

	Three Months
	Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	68.1	89.3	66.1	80.8

Gross margin	31.9	10.7	33.9	19.2

Selling, general and administrative	32.3	48.8	34.4	45.3

Research and development	12.6	22.1	13.6	21.3

Total operating expense	44.9	70.9	48.0	66.6

Loss from operations	(13.0)	(60.2)	(14.1)	(47.4)

Interest income (expense), net	0.8	(1.0)	1.0	(0.7)

Other income (expense), net	(6.1)	0.8	(3.1)	0.6

Loss before income tax expense	(18.3)	(60.4)	(16.2)	(47.5)

Income tax expense	0.6	1.3	0.7	1.3

Net loss	(18.9)	(61.7)	(16.9)	(48.8)

     Three Months Ended June 30, 2001 Compared to Three Months Ended July 1, 2000

      Revenue.   Consolidated second quarter 2001 revenue of $48,864 decreased $12,701, or 21%, from second quarter 2000 levels. Videoconferencing products revenue for the second quarter of 2001 was impacted primarily by an approximate $4,500 decline in personal/desktop system sales, where the Company’s current product offerings in this market category are very limited. Additionally, second quarter 2000 revenue included $7,093 from the Company’s audioconferencing segment, MultiLink, Inc., which was sold in the fourth quarter of 2000. Service revenue declined during the second quarter as the result of decreased sales of spare parts, hosting of multipoint videoconference calls and maintenance contracts. Revenue from sales to foreign markets was approximately 43% and 40% of total revenue during the second quarters of 2001 and 2000, respectively.

      Gross Margin.  Overall second quarter 2001 gross margin of $15,605 increased $9,028, or 137%, from prior year levels and represented 32% of revenue versus 11% in the second quarter of 2000. Gross margin for the second quarter of 2000 was reduced by charges of $4,721 necessary to reduce inventory to net realizable value and an impairment charge of $5,020 to write-down purchased software. Additionally, second quarter 2000 margin included $4,525 from the MultiLink operations, however this amount has been partially offset by a decrease in gross margin resulting from the decline in personal/desktop system sales in the second quarter of 2001.

      Operating Expense.  Second quarter 2001 operating expense of $21,979 decreased $21,694, or 50%, from a comparable prior year level of $43,673. As a percent of revenue, second quarter 2001 operating expense represented 45% of revenue while second quarter 2000 operating expense represented 71% of revenue. Selling, general and administrative expense decreased $14,286, or 47%, to $15,791 for the second quarter of 2001 compared to $30,077 for the second quarter of 2000. Research and development decreased $7,408, or 54%, to $6,188 for the second quarter of 2001 compared to $13,596 for the second quarter of 2000. The decline in operating expense is primarily the result of initiatives taken by the Company over the past twelve months to reduce operating expense, including headcount reductions and real estate consolidation, along with the elimination of expenses associated with the Company’s Starlight division and audioconferencing segment, MultiLink, Inc., which were sold in the fourth quarter of 2000. Operating expense for the second quarter of 2000 included an impairment charge of $4,139 related to the write-down of goodwill, tradename and assembled workforce.

      Income Taxes.  The Company’s effective income tax rate was 3.0% in the second quarter of 2001 compared to 2.1% in the second quarter of 2000. The tax rate in both periods relates to state and/or foreign taxes.

      Videoconferencing Products and Videoconferencing Services

      Videoconferencing Products.  The videoconferencing products segment develops, manufactures, and markets a full range of videoconferencing and advanced collaboration solutions. Videoconferencing products scale from personal/desktop systems to large conference room solutions, depending primarily on differences in the peripherals that are utilized with the core systems. Additionally, the segment markets a wide range of network infrastructure products and peripheral devices. Videoconferencing products revenue was $31,683 for the second quarter of 2001. This represents a decrease of $4,581, or 13%, compared with the second quarter of 2000. The decrease is largely attributable to a decrease in sales of personal/desktop systems, as current product offerings in this market category are very limited. The Company anticipates the introduction of personal/desktop products based on its iPowerTM architecture in 2002. Currently the Company offers two room system product lines based on the iPowerTM architecture, the PictureTel 900 SeriesTM and the PictureTel 600 SeriesTM.

      Videoconferencing system units sold during the second quarter of 2001 were 61% less than the comparable quarter in the prior year. A 7% increase in larger or room systems was more than offset by an 87% decrease in smaller or personal/desktop systems during the second quarter of 2001 as compared to the second quarter of 2000.

      The videoconferencing products segment generated an operating loss of $8,577 during the second quarter of 2001 compared to a $34,308 operating loss in the second quarter of 2000. The operating loss in the second quarter of 2000 included a charge of $4,721 to reduce PC-based videoconferencing systems inventory to net realizable value and an impairment charge of $9,159 related to the write-down of certain intangible assets. Second quarter 2001 operating results positively reflected initiatives taken by the Company over the past twelve months to reduce future operating expense, including headcount reductions, real estate consolidation, disposition of an under-performing non-core business division, along with reductions in overall general and capital expenditures.

      Videoconferencing Services.  The videoconferencing services segment provides maintenance as well as professional consulting and management services for videoconferencing products sold by the Company and its competitors. Segment revenue decreased 7% from $18,208 in the second quarter of 2000 to $16,987 in the second quarter of 2001. The decrease in service revenue is primarily attributed to a decrease in sales of spare parts, multipoint videoconference hosting and maintenance contracts.

      Operating income was $6,283 in the second quarter of 2001 compared with operating income of $2,748 in the comparable prior year period, representing a 129% increase. Increased profitability was due to decreased costs in all areas.

     Six Months Ended June 30, 2001 Compared to Six Months Ended July 1, 2000

      Revenue.   Total revenue of $98,470 decreased $28,298, or 22%, during the six months ended June 30, 2001 compared to the comparable six months of 2000. Videoconferencing products revenue for the first half of 2001 was impacted primarily by an approximate $6,400 decline in personal/desktop system sales, where the Company’s current product offerings in this market category are very limited. Also impacting revenue during the first half of 2001, was a decrease in unit sales of legacy systems, which was not offset by an increase in new system product sales. Additionally, revenue for the first half of 2000 included $9,323 from the Company’s audioconferencing segment, MultiLink, Inc., which was sold in the fourth quarter of 2000. Service revenue declined during the first half of 2001, as compared to the comparable period in 2000, as the result of decreased sales of spare parts, hosting of multipoint videoconference calls and maintenance contracts. Revenue from sales to foreign markets was approximately 44% and 46% of total revenue during the six months ended June 30, 2001 and July 1, 2000, respectively.

      Gross Margin.  Overall gross margin increased $9,088 to $33,384 in the six months ended June 30, 2001 compared to the comparable period in 2000. Gross margin as a percentage of revenue increased to 34% from 19% for the period ended June 30, 2001 as compared to the comparable period in 2000. Gross margin for the first half of 2000 was reduced by charges of $6,006 necessary to reduce inventory to net realizable value and an impairment charge of $5,020 to write-down purchased software. Additionally, first half 2000 margin included $4,723 from the MultiLink operations, however this amount has been partially offset by a decrease in gross margin resulting from the decline in personal/desktop system sales and lower margin dollars associated with the decline in service revenue in the first half of 2001.

      Operating Expense.  Operating expense for the first six months of 2001 totaled $47,280, representing a decline of $37,155, or 44%, compared to the first six months of 2000. As a percent of revenue, first half 2001 operating expense represented 48% of revenue while first half 2000 operating expense represented 67% of revenue. Selling, general and administrative expense decreased $23,478, or 41%, to $33,908 for the six months of 2001 compared to $57,386 for the first six months of 2000. Research and development decreased $13,677, or 51%, to $13,372 for the first half of 2001 compared to $27,049 for the first half of 2000. The decline in operating expense is primarily the result of initiatives taken by the Company over the past twelve months to reduce future operating expense, including headcount reductions and real estate consolidation, along with the elimination of expenses associated with the Company’s Starlight division and audioconferencing segment, MultiLink, Inc., which were sold in the fourth quarter of 2000.

      Income Taxes.  The Company’s effective income tax rate for the six months ended June 30, 2001 was 4.3% as compared with 2.7% for the comparable period in 2000. The effective tax rate in both years relates to foreign and/or state taxes.

      Videoconferencing Products and Videoconferencing Services

      Videoconferencing Products.  Videoconferencing products revenue totaled $65,539 for the first six months of 2001, which represents a $15,500, or 19%, decrease from the first six months of 2000. Though average selling prices for personal/desktop systems were higher during the first half of 2001 as compared to the first half of 2000, this increase was offset by a decline in personal/desktop units sold. Also contributing to the large revenue decline was a decrease in legacy product sales of room systems that was not offset by sales of PictureTel’s new 900 SeriesTM and 600 SeriesTM product offerings, which have lower average selling prices as compared to the legacy systems. Total videoconferencing system units sold during the first half of 2001 declined across all product lines, with a 7% decrease in room systems and a 79% decrease in personal/desktop systems.

      The videoconferencing products segment operating loss decreased to $15,045 during the first six months of 2001 compared to $49,970 operating loss during the first six months of 2000. The decrease in operating loss during the first half of 2001 is in part attributed to lower engineering costs resulting from completion of the iPowerTM architecture development. In addition, a reduction in selling, general and administrative expense, resulting from on-going efforts to reduce expenses on a worldwide basis, along with the elimination of operating expense related to the Company’s Starlight division sold in the fourth quarter of 2000, also contributed to the decrease in operating loss.

      Videoconferencing Services.  Videoconferencing services revenue decreased from $36,406 during the first six months of 2000 to $32,695 during the first six months of 2001, a 10% decrease. The decrease was attributable to an increase in sales of custom integration services which was more than offset by a decrease in sales of spare parts, multipoint videoconference hosting and maintenance contracts.

      Segment operating income for the first six months of 2001 was $10,262 compared with $4,209 in the same prior year period, an increase of $6,053, or 144%. Increased profitability was due to decreased costs in all areas.

Liquidity and Capital Resources

      At June 30, 2001, the Company had $40,525 in cash and cash equivalents. Operating activities used $13,594 of cash during the first half of 2001 compared with a $17,340 use in the comparable period in 2000. The primary operating use of cash during the first half of both years was to fund operating losses in excess of non-cash expense. Changes in working capital resulted in a $5,735 usage of cash during the first half of 2001 compared to generating $11,192 of cash during the first half of 2000. The Company paid $1,721 of accrued severance and restructuring charges during the first six months of 2001 and had a remaining accrual in the amount of $1,113 for such items as of June 30, 2001 that will be paid over the next eleven months.

      Investing activities used $1,244 of cash in the first half of 2001 compared with $34,331 provided in the comparable prior year period. The usage in the first half of 2001 is principally attributable to the purchase of property and equipment. This usage is approximately 64% less than the comparable 2000 figure, as the Company has sharply curtailed spending on property and equipment. Changes in marketable securities balances were the principal source of cash provided by investing activities in the first half of 2000. During the first half of 2001, the Company held no marketable securities.

      Financing activities provided $11,456 of cash in the first half of 2001, primarily due to proceeds from borrowings in excess of an increase in restricted cash balances. During the first half of 2000 the Company’s financing activities used $18,481 of cash, primarily due to an increase in restricted cash balances in excess of proceeds from borrowings.

      In February 2001, the Company received a report from its independent accountants containing an explanatory paragraph stating that its recurring losses and requirement for additional financing raise substantial doubt about our ability to continue as a going concern as an independent company. Management’s plans to continue as a going concern as an independent entity rely heavily on forecasted revenue from products that were released in the third quarter of 2000 and in April 2001. Management is also continuing to identify and implement internal actions to improve the Company’s liquidity.

      Cash utilization continues to be a major concern for the Company. During the past twelve months, the Company raised $21,845 of cash through equity financing (July, 2000), $26,000 from the sale of its MultiLink subsidiary (November, 2000) and $41,500 in cash (subject to certain restrictions on its usage) through “interim merger financing” from Polycom (June, 2001). Along with these steps, the Company has significantly reduced its operating expenses through various measures, including workforce reductions, real estate consolidation, disposition of an under-performing non-core business division, as well as reductions in working capital investments. In this regard, the transaction with First Virtual Communications, which closed on July 27, 2001 with the signing of the Strategic Alliance Agreement, and the proposed disposition of the network operating centers (as to which there is no guarantee that it will be consummated) may not generate cash, except to the extent that consideration for these transactions may have value at some point in the future, at which time they may be turned into cash. The disposition of these assets should, however, reduce the use of operating cash. As noted above, the Company’s management is continuing to identify and implement internal actions to improve liquidity. Most importantly, the Company’s management and Board of Directors approved the Merger Agreement with Polycom and, in connection therewith, obtained the “interim merger financing” described below. There can be no assurance that, should the merger with Polycom not close for any reasons, the Company’s revenue from the new products and the “interim merger financing”, obtained in connection with and after termination of such merger agreement, will be sufficient to maintain liquidity.

      To help improve liquidity, the Company executed a restructuring plan during the second quarter of 2001 that included a 9% worldwide headcount reduction. To this regard, the Company incurred an approximate $1,400 charge during the quarter, of which approximately $700 was paid during the quarter. It is anticipated that this reduction will reduce future quarterly operating expense by approximately $1,750.

      The Company entered into an asset-based secured revolving credit agreement dated August 21, 2000, which will expire on August 21, 2003. This credit facility provides a revolving credit line of up to $35,000 with Congress Financial Corporation (New England). In connection with the merger agreement with Polycom, the Company amended the Loan and Security Agreement on June 15, 2001. The amendment allowed for the issuance of up to $15,000 of senior convertible notes – Series A and $34,900 of senior convertible notes – Series B to Polycom and for the granting of second position security for the senior convertible notes. In addition to the consent to the merger, the amendment suspended any availability for revolving loans that would have been available otherwise under the line. The Company has $8,000 of outstanding standby letters of credit issued under this agreement as of June 30, 2001. Polycom has issued to Congress Financial Corporation an irrevocable standby letter of credit equal to 105%, or $8,400, to secure the outstanding letters of credits issued under this agreement. As a result, cash subject to the cash collateral requirement of $8,400 was released and made available to the Company to fund ongoing operations. Fees for letters of credit outstanding against this facility are payable at 225 basis points per annum of the face amount. The secured letters of credit expire between September 2001 and March 2002. This credit agreement also contains certain financial covenants, including minimum net worth and working capital requirements.

      In connection with the merger agreement, the Company has entered into a note agreement with Polycom providing for “interim merger financing” as specified. The Company issued to Polycom a Series A senior convertible note having an original principal amount of $6,600 and a Series B senior convertible note having an original principal amount of $34,900. The principal amount of the Series A note is subject to increase from time to time to the extent of any draws on the backup letter of credit obtained by Polycom, up to a maximum aggregate principal amount of $15,000. The face amount of the letter of credit obtained by Polycom is $8,400 and the face amount declines over time as the letters of credit it is backing expire, as referenced in the preceding paragraph. The proceeds of the Series B note, which are classified as restricted on the Company’s balance sheet at June 30, 2001, are held in an account (the “Account”) in which Polycom has first priority interest, subject to no other liens (See Note 2.). The note agreement permits the Company to withdraw funds from the Account upon meeting certain withdrawal criteria. As of June 30, 2001, the Company has not met the withdrawal criteria to draw funds from the Account. Interest accrues at a rate of 8% per annum and is payable quarterly under the Series A note. As of June 30, 2001, the balance under the Series A note, including accrued interest, was $6,623. Interest on the Series B note is payable quarterly and accrues at a rate of 8% per annum, except to the extent funds are held in the Account, interest accrues on the funds at a rate equal to the interest payable to the Company on the Account. Accrued interest on the Account amounted to $50 as of June 30, 2001. Interest on both notes may be paid in cash or in kind by issuing a note in substantially the form as the Series A note or the Series B note, as applicable, except that the payment in kind note is not convertible. Interest on any payment in kind note accrues at a rate of 8% per annum and is payable in cash or in kind. The Series A note is due on June 15, 2003 and to the extent not automatically converted pursuant to the terms of the note, the principal of the Series B note is payable in four quarterly installments beginning August 31, 2004, with the final installment due on May 31, 2005.

      The Series A and Series B notes are convertible by the holder into common stock at any time after the termination of the merger agreement and prior to the repayment in full of the principal amount of the note. The conversion rate is 222.22 shares of common stock for each $1,000 in principal amount of the note (or $4.50 per share), except that if the transactions contemplated by the merger agreement are not completed for certain reasons, the conversion rate is 164.74 shares of common stock for each $1,000 in principal amount (or $6.07 per share).

      Both notes are subject to redemption at the election of the Company, in whole or in part, upon not less than 30 or more than 60 days notice at a redemption price equal to 100% of the principal amount plus accrued interest. In addition, the holder of the notes may require the Company to repurchase them upon a change in control or other repurchase events described in the notes. The repurchase events arise from the termination of the merger agreement under specified circumstances. The notes also contain certain events of default and covenants.

      The Company has granted a security interest in favor of Polycom on substantially all of its assets to secure its obligations under the notes. The Company’s obligations to Polycom under the notes are subordinated to the obligations of the Company to Congress Financial Corporation (New England) under the Loan and Security Agreement dated August 21, 2000.

      Local lines of credit of up to $1,364 are available to certain of the Company’s foreign subsidiaries for short-term advances. The agreements require interest payable up to one and three-quarter percent per annum. There were no borrowings outstanding against these local lines of credit at June 30, 2001.

Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company has not completed its evaluation, but anticipates that the adoption of these pronouncements will not have an impact on the Company’s financial statements.

Risk Factors Which May Affect Future Results

      The following risk factors relating to the business of PictureTel and certain forward-looking statements contained herein should be considered by current and prospective investors of PictureTel stock. These factors should be considered in conjunction with other information contained in this document.

      Acquisition agreement with Polycom, Inc.     On May 24, 2001 the Company and Polycom, Inc. announced the signing of a definitive agreement under which Polycom will acquire the Company (the “Acquisition Transaction”). Under the terms of the agreement, Polycom commenced an offer to purchase all of the outstanding shares of the Company for a combination of 0.1177 shares of Polycom common stock and $3.11 in cash to be exchanged for each share of the Company. The offer, when closed, will be followed by a merger in which Polycom common stock and cash will be issued at the same exchange ratio paid in the offer. Consummation of the acquisition transaction is subject to customary closing conditions, including, but not limited to the tender of a majority of shares by Company stockholders and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. There can, however, be no assurance that the closing conditions will be satisfied, that Company stockholders will tender a majority of shares or that regulatory requirements will be satisfied. Therefore, there can be no assurance that the Acquisition Transaction will actually be consummated, in which case the Company will remain an independent entity.

      Operation as an Independent Business Entity. Until such time as the Acquisition Transaction is consummated, and in the event that the Acquisition Transaction does not close, the Company will continue to be subject to risk factors in its operation as an independent entity, similar to those risk factors that it has encountered in the recent past, including the following:

      New Products, Cost Reductions, Technological Change, New Entrants, and Evolving Markets. The Company is engaged in an industry that is still emerging as a result of extensive research and development efforts and which continues to bring to market new, more technologically advanced products introduced on an accelerated basis. Simultaneously, the larger telecommunications market is in a heightened competitive state due to deregulation throughout the world. In order to maintain its market share in this fast-paced emerging market, the Company must continue to introduce, through internal development or by acquisition, joint venture or other collaborative arrangements, significant innovative, technologically leading and cost-competitive products. There can be no assurance that such new products will be introduced by the Company, or if introduced, will be accepted by the market and its customers or that such products will be sold at margins that would be sufficiently profitable, thereby eliminating both operating losses and cash losses, both of which are continuing to occur in 2001. In January 1999, the Company entered into a distribution and joint product development agreement with Intel Corporation, pursuant to which the companies developed the PictureTel iPowerTM architecture. The Company began shipping the first iPowerTM product (known as the PictureTel 900 SeriesTM) in mid August 2000. Also in August 2000, the Company entered into a joint design and manufacturing partnership with Sharp to develop iPowerTM-based visual and audio collaboration tools. On April 30, 2001, the Company began shipping the first of these new products, the PictureTel 600 SeriesTM. This PC-based videoconferencing solution in a compact package is the second product series in the iPower family. There can, however, be no assurance that the products produced by this partnership will be accretive to the Company’s results of operations and financial condition or, if accretive, will by themselves return the Company to profitability both in terms of operating results and cash generation. In addition to offering products that operate in an integrated service digital network (ISDN) environment, the Company and its competitors are exploring new technologies and networks, such as the Internet and corporate intranets or LANs, for delivering videoconferencing and data collaboration services. The industry standards for such new technologies and networks, however, are still in the early stages of development, which the Company believes has led to customer uncertainty and, accordingly, a slowdown in the growth of the general market for videoconferencing products. As a result of customer preferences, the Company continues to experience a shift in its sales model to videoconferencing systems with lower average selling prices. There can be no assurance that the Company will be successful in implementing cost reductions for all of its products or in developing and marketing suitable new products and related services with attractive margins for these new technologies and networks. The possible transition, migration and/or convergence of technologies are difficult to predict and could have profound implications for the industry and the business of the Company. Further, there is significant risk that existing products could be rendered obsolete due to changing technology and new entrants into the marketplace, including the announced entry by Microsoft for late in 2001. The Company’s failure to develop and market new products on a timely basis or to enhance its existing products or to respond effectively to technological changes, new industry standards or product announcements by competitors could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company announced on May 8, 2001, its intention to license its PurePointTM technology to First Virtual Communications (FVC). In return, the Company will receive a technology license and warrants in FVC. There can be no assurance that the technology from FVC will be beneficial to PictureTel or that the warrants will have any value. The transaction was finalized by a strategic alliance agreement executed on July 27, 2001.

      Competition.      The increased competition resulting from partnerships and acquisitions by and with our competitors, together with mergers among competitors and with new entrants and a slowdown in the growth of the general market for visual collaboration products, has led and may continue to lead to increases in the defection or dilution of PictureTel’s distribution channel partners to competitors, decreases in average selling prices and margins for its various visual collaboration systems, and a lower segment market share by PictureTel for products and services in the emerging area of network-based visual collaboration. In some cases, PictureTel competes with its channel partners for various services, which increases the complexity of channel management. In addition, competitors may offer network-based visual collaboration software solutions or incorporate standard algorithms into processor chips free of additional charge, which may reduce the value PictureTel technology provides to the market, especially in its lower end visual collaboration products. In addition, the prices which PictureTel is able to charge for its visual collaboration products and services may further decrease from historical levels as a result of new product introductions by competitors, price competition, technological advances, or otherwise. Any of these factors could have a material adverse effect on PictureTel’s business, financial condition and results of operations.

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

      Recent History of Losses and Liquidity Risks.      Revenue for the second quarter of 2001 was flat compared with the first quarter 2001, while the Company reported a 21% decrease in revenue for the second quarter of 2001 as compared to the second quarter of 2000. Losses from operations were $6,374 and $37,096 for the second quarter of 2001 and 2000, respectively, representing an 83% decrease in losses from operations. Losses from operations in the second quarter of 2001 of $6,374 compare with losses from operations in the first quarter of 2001 of $7,523.

      Liquidity is a major priority for the Company. The Company’s negative operating results have adversely impacted the Company’s relationship with customers, vendors and employees, as well as its liquidity. Further negative operating results could affect the Company’s ability to remain in compliance with covenants under its revolving credit agreement (under which no borrowings are presently permitted) and further diminish its liquidity. In February 2001, the Company received a report from its independent accountants for the year ended December 31, 2000 containing an explanatory paragraph stating that our recurring losses and requirement for additional financing raise substantial doubt about our ability to continue as a going concern as an independent company. Management’s plans to continue as a going concern as an independent company rely heavily on forecasted revenue from products that were released in the third quarter of 2000 and in April 2001 and on continued implementation of cost reductions. In addition, in connection with the merger agreement with Polycom, the Company entered into a note agreement whereby the Company issued to Polycom two series of notes, generating for the Company cash and credit guarantees of $49,900, of which $34,900 is restricted, usable only under specified terms, pursuant to certain conditions (See Liquidity and Capital Resources, above). As of June 30, 2001, the Company has not met the specified terms and conditions. However, there can be no guarantee that the above-mentioned revenue will occur (product revenue in the second quarter of 2001 was below first quarter 2001 levels, and 2001 revenue to date has been below the earlier forecasted amounts). Cash used in operating activities was $5,840 and $7,754 in the first and second quarters of 2001, respectively. There can be no assurance that, should the merger with Polycom not close for any reasons, the Company’s revenue from the new products and the “interim merger financing”, obtained in connection with and after termination of such merger agreement, will be sufficient to maintain liquidity.

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

      Potential Fluctuations of Quarterly Operating Results.      The majority of the Company’s revenue in each quarter result from orders booked in that quarter, and a substantial portion of the Company’s orders and shipments typically occur during the last weeks of each quarter such that forecasting of revenue and product mix is both complex and difficult. Unanticipated variations in the timing of receipt of customer orders or deferral of revenue in any quarter may produce significant fluctuations in quarterly revenues. As a result, a shortfall in revenue compared to internal forecasts and expectations may not evidence itself until late in the quarter and any resulting impact on earnings/losses may not be determinable until several weeks after the end of the quarter. The Company’s ability to maintain or increase net revenue depends upon its ability to increase unit volume sales and achieve acceptable margins for those sales. Gross margin as a percentage of net revenue was somewhat lower in the second quarter of 2001 (32%) than in the first quarter of 2001 (36%). There can be no assurance that the Company will be able to increase or to maintain the current level of unit volume sales or margins. Other factors which may cause period-to-period fluctuations in operational results include the timing of new product announcements and introductions by the Company and its competitors, including new entrants, market acceptance of new or enhanced versions of the Company’s products, changes in the product mix of sales, changes in the relative proportions of sales among distribution channels or among customers within each distribution channel, changes in manufacturing costs, and general economic factors, such as current recessionary trends and currency fluctuations.

      International Operations.      Revenue related to international operations of the Company totaled approximately 43% and 40% of total revenue for the quarters ended June 30, 2001 and July 1, 2000, respectively. Revenue related to international operations of the Company totaled approximately 44% and 46% of total revenue for the six month period ended June 30, 2001 and July 1, 2000, respectively. Management of the Company expects international revenue to continue to constitute a significant portion of total revenue in future periods. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products and, to the extent the Company is unable to do so, its business, financial condition, results of operations or cash flows could be materially adversely affected. The Company’s sales to international distributors are denominated in U.S. dollars in order to minimize risks associated with fluctuating foreign currency rates. An increase in the value of the U.S. dollar relative to other currencies, however, could make the Company’s product more expensive and, therefore, potentially less competitive in foreign markets. Sales by the Company’s foreign subsidiaries are generally made in the foreign subsidiary’s local currency, in which case fluctuations in the value of the U.S. dollar relative to such other currencies could have a material adverse effect on the operating results of the Company. Currently, the Company employs various currency hedging strategies to reduce these risks. In addition, a significant portion of the Company’s revenue is derived from Asian markets. Given the current general weakness in the Asian markets, there can be no assurance that the Company will be able to sustain current revenue levels or growth in such markets. There can be no assurance that the above factors will not have a material adverse effect on the Company’s future international sales and, consequently, on its business, financial condition, results of operations or cash flows.

      Volatility of Stock Price.     As is frequently the case with the stocks of high technology corporations, the market price of PictureTel Common Stock has been, and may continue to be, volatile. Factors such as quarterly fluctuations in results of operations, increased competition, the introduction of new products by the Company and by its competitors, including new entrants, changes in the mix of products and sales channels, the timing of significant customer orders, and macroeconomic conditions generally, may have a significant adverse effect on the market price of the Company’s stock in any given period. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations, which have particularly affected the market price for many high technology corporations and which, on occasion, have appeared to be unrelated to the operating performance of such corporations. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the market price of PictureTel Common Stock in any given period.

      Dependence on Key Personnel.      On August 31, 1999, the Company announced that Dr. Norman Gaut had succeeded Bruce R. Bond as Chairman of the Board, CEO and President of the Company. In February 1998, Mr. Bond had succeeded Dr. Gaut as Chief Executive Officer and President, and had been elected Chairman of the Board in June 1998. At that time, Dr. Gaut had retired as an active employee while remaining a member of the Board of Directors. Dr. Gaut accepted this 1999 position at a difficult time for the Company. On June 19, 2000, Mr. Lewis Jaffe became President and Chief Operating Officer of the Company, while Dr. Gaut remained Chairman and Chief Executive Officer. The Company appointed Mr. Ralph Takala, a principal of Altman and Associates as its interim Chief Financial Officer on June 15, 2000 following the resignation of its previous Chief Financial Officer. On January 9, 2001 the Company announced that Mr. Dalton Edgecomb would become its Chief Financial Officer. In May 2001 Mr. Edgecomb became Company Treasurer. The Company depends on a limited number of key senior management personnel, including Norman Gaut; Lewis Jaffe; Dalton Edgecomb; Jonathan Kosheff, Vice President, Operations; Edward Semonite, Vice President, Marketing; Amit Akkad, Vice President, Services; and David Snow, Vice President, Worldwide Sales. There has been and continues to be considerable turnover in the Company’s senior management team over the past several years, and the loss of the services of one or more of the Company’s senior management team or the inability to attract, retain, motivate and manage additional key personnel could have a material adverse effect on the business, financial condition or operating results of the Company. In addition, the Company has made redundant a number of positions and continues to experience significant voluntary employee attrition from engineering and other departments. There is no assurance, given the competitive nature of the current job market, that the Company will be able to adequately fill the open positions.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

      There were no material changes in the Company’s exposure to market risk from March 30, 2001.

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

Item 4.      Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of the Company was held on June 14, 2001. The Stockholders of the company were asked to vote on the following items, and voted as follows:

      Proposal I:     Election of the Board of Directors

	For	Withheld

Norman E. Gaut	38,574,383	252,697
Robert T. Knight	38,587,607	239,473
Carl S. Ledbetter	38,590,064	237,016
David B. Levi	38,588,649	238,431
Werner Schmucking	38,592,919	234,161
Enzo Torresi	38,592,018	235,062

      Proposal II:     To ratify the selection of PricewaterhouseCoopers LLP as the Company’s auditors for fiscal year 2001.

For	Against	Abstain

38,570,073	203,977	53,030

Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number

2.1	Agreement and Plan of Merger, dated as of May 24, 2001, among Polycom, the Purchaser and the Company (incorporated by reference to Exhibit 2.1 of the Polycom Registration Statement on Form S-4 filed on June 18, 2001).
2.2	Voting and Tender Agreements, dated as of May 24, 2001, by and among Polycom and certain stockholders of the Company (incorporated by reference to Exhibit 2.2 of the Polycom Registration Statement on Form S-4 filed on June 18, 2001).
2.3	Affiliate Agreements, dated as of May 24, 2001 by and among Polycom and certain stockholders of the Company (incorporated by reference to Exhibit 2.3 of the Polycom Registration Statement on Form S-4 filed on June 18, 2001).

Exhibit
Number

4.2.7	Amendment No. 3 to the Rights Agreement, dated May 24, 2001, betweem the Company and Fleet National Bank, c/o EquiServe, as Rights Agent (incorporated by reference to Exhibit 1 of Form 8-K filed June 18, 2001).
4.2.8	Amendment No. 4 to the Rights Agreement, dated June 15, 2001, betweem the Company and Fleet National Bank, c/o EquiServe, as Rights Agent (incorporated by refernce to Exhibit 1 of Form 8-K filed July 11, 2001).
4.3	Note Agreement dated as of June 15, 2001, between the Company and Polycom (incorporated by reference to Exhibit 10.1 of the Polycom Registration Statement on Form S-4 filed June 18, 2001).
4.4	Series A Senior Convertible Note due 2003 dated June 15, 2001 of the Company (incorporated by reference to Exhibit 99.6 of the Polycom Registration Statement on Form S-4 filed June 18, 2001).
4.5	Series B Senior Convertible Note due 2005 dated June 15, 2001 of the Company (incorporated by reference to Exhibit 99.7 of the Polycom Registration Statement on Form S-4 filed June 18, 2001).
10.6.4	Amended and Restated Executive Officer Change in Control Agreement between the Company and Norman Gaut (incorporated by reference to Exhibit 99.10 of the Polycom Registration Statement on Form S-4 filed June 18, 2001).
10.19.2	First Amendment to Loan and Security Agreement between PictureTel Corporation and Congress Financial Corporation (New England) as lender, dated June 15, 2001, filed herewith.
10.28.2	Amended and Restated Executive Officer Change in Control Agreement between the Company and Lewis Jaffe (incorporated by reference to Exhibit 99.14 of the Polycom Registration Statement on Form S-4 filed June 18, 2001).
10.29.2	Amended and Restated Executive Officer Change in Control Agreement between the Company and Edward Semonite (incorporated by reference to Exhibit 99.12 of the Polycom Registration Statement on Form S-4 filed June 18, 2001).
10.30.2	Amended and Restated Executive Officer Change in Control Agreement between the Company and Jonathan Kosheff (incorporated by reference to Exhibit 99.11 of the Polycom Registration Statement on Form S-4 filed June 18, 2001).
10.31.2	Amended and Restated Executive Officer Change in Control Agreement between the Company and David Snow (incorporated by reference to Exhibit 99.9 of the Polycom Registration Statement on Form S-4 filed June 18, 2001).
10.32.2	Amended and Restated Executive Officer Change in Control Agreement between the Company and Dalton Edgecomb (incorporated by reference to Exhibit 99.13 of the Polycom Registration Statement on Form S-4 filed June 18, 2001).
10.34	Amended and Restated Executive Officer Change in Control Agreement between the Company and Amit Akkad (incorporated by reference to Exhibit 99.8 of the Polycom Registration Statement on Form S-4 filed June 18, 2001).
10.35	Registration Rights Agreement between the Company and Polycom dated June 15, 2001 (incorporated by reference to Exhibit 10.2 of the Polycom Registration Statement on Form S-4 filed June 18, 2001).
10.36	Voting Agreement dated June 15, 2001 between Polycom and the Company (incorporated by reference to Exhibit 99.21 of the Polycom Registration Statement on Form S-4 filed June 18, 2001).

(b)  Reports on Form 8-K

      On May 25, 2001 the Company filed a report on Form 8-K to announce that it had signed a definitive agreement for the Company to be acquired by a subsidiary of Polycom, Inc.

      On June 18, 2001 the Company filed a report on Form 8-K to announce that the Board of Directors of the Company had approved an amendment to its shareholder Rights Agreement. Pursuant to this Amendment, neither Polycom, Inc. nor any of its affiliates would be considered to be an “Acquiring Person” under the Rights Agreement, solely to the extent that Polycom, or its affiliates, becomes a more than 15% shareholder of the Company by virtue of the previously announced acquisition agreement.

SIGNATURE

      Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PICTURETEL CORPORATION

/s/ DALTON EDGECOMB

Dalton Edgecomb
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 14, 2001